Form 10QSB
period 2000-03-31
BBB HUNTER ASSOCIATES INC
filed 2000-05-12
CIK 1099729

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter ended March 31, 2000



                        COMMISSION FILE NUMBER:  0-30470



                           BBB-HUNTOR ASSOCIATES, INC.



Nevada                                                                91-2006973
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


PMB  318,  24843  Del  Prado  Dana  Point,  CA                             92629
(Address of principal executive offices)                              (Zip Code)


Registrant's  telephone  number,  including  area  code:         (949)  248-1765


The  following  Securities are to be registered pursuant to Section 12(b) of the
Act:  None

The  following  Securities are to be registered pursuant to Section 12(g) of the
Act:  10,000,000


                       Class-A Common Voting Equity Stock

                                   10,000,000


Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As  of  March  31,  2000,  the  number of shares outstanding of the Registrant's
Common  Stock  was  10,000,000.

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------



                         ITEM 1.   FINANCIAL STATEMENTS.


     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit FQ1-00) for the three months ended March 31, 2000.



     ITEM  2.  MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.


 (A) PLAN OF OPERATION. This Registrant has recently revived following a period of dormancy for the past seven years and has no current business. Its business plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders.

      (1) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. This Registrant's Plan of Operation for the next twelve months was two-fold: first, to qualify its common stock for quotation on the OTC Bulletin Board; and second, to search for and secure a profitable business combination. The first was accomplished by (a) the effectiveness of our 1934 Act Registration, and (b) the submission and qualification of these common shares for quotations on the OTCBB.

     The second, the search for an acquisition target, has now commenced. We would expect to identify an acquisition target within the next six to twelve months.

     Mr. James, the President of this Registrant, and of this Registrant's Principal shareholder HJS Financial Services, Inc., will be responsible for seeking and evaluating potential targets for acquisition, when and if this Registrant begins its search and evaluation. Please refer to Item 7 of this Part, Directors, Executive Officers, Promoters and Control Persons for more information concerning Mr. James experience in evaluating businesses for acquisition and for other purposes.

     The Registrant does believe it to be necessary for this Registrant to advertise, or for management to travel in search of candidates. It is likely that management might travel in connection with a candidate it intends to select and with which it intends to enter into a committed relationship, to conduct due diligence before finalizing an acquisition on behalf of shareholders.

      (I) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. This Company has no immediate or forseeable need for additional funding, from sources outside of its principal shareholder, in the next twelve months. The expenses of its audit, legal and professional requirements, have been and continue to be advanced by its management and principal shareholder. No significant cash or funds are required for its Management to evaluate possible transactions. The Registrant enjoys the non-exclusive use of office, telecommunication and incidental supplies of stationary, provided by its Officers and Attorneys. These Officers, Directors, and Attorneys of these Registrant are substantially the same as those of its principal shareholder, such that its maintenance expenses are minimal and manageable during this period and for the foreseeable future.

     The  following  language  is found in the notes of the independent auditor,
Note 2, Going Concern: The Company has no assets and has had substantial operating losses for the past several years and is dependant upon outside financing to start operations. Management plans to find an operating company to merge with, thus creating the necessary revenue.

     As previously stated, this Registrant does not foresee the need for funding during the next twelve months from sources outside of its principal shareholder.

     The  following  language  is found in the notes of the independent auditor,
Note 3, Development Stage Company: The Company is a development stage company defined in Financial Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business.

     This standard definition of a "Development Stage Company" should not be misread to indicate that the Registrant is engaged or will engage in any capital formation or fund raising activities before an acquisition target is identified and confirmed. It is unlikely that this company could attract capital before it identified an acquisition target. It is likely that this company can attract capital when it has done so, based upon the attractiveness of businesses and assets to be acquired.

     In the event, contrary to the expectation of management, that no combination is made within the next twelve months, this Registrant may be forced to effect some additional advances from its Principal Shareholder, for costs involved in maintenance of corporate franchise and filing reports as may be required. Should this become necessary, the maximum amount of such advances is estimated not to exceed $20,000.00. No agreement by the Principal shareholder to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available. It is by far more likely that advances will take the form of providing services on a deferred compensation basis. Should further auditing be required, such services by the Independent Auditor may not be the subject of deferred compensation.

     As reflected in the Financial Statements of this Registrant, it has not been necessary for the any shareholder to advance operational funds to this Registrant, from inception through the three months ended September 30, 1999. In as much as this period was a period of substantial dormancy, it may not be reflective of the next twelve months. While Management presently serves without compensation, certain expenses of audit, filing fees, copying and printing, and certain legal and professional expenses are currently being incurred. There being no cash in the Registrant, these expenses are being discharged by advances from the principal shareholder.

     This Registrant does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC, even though it may cease to be required to do so. It is in the compelling interest of this Registrant to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties.

      (II)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (III)  EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (IV)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES. None.


 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The following discusses this small business Registrant's financial condition, and results of operation for each of the past two fiscal years, with emphasis on the future prospects.

      (I) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. None. This Company has been dormant and inactive for the past seven years without any operation or activity. It has incurred only nominal accrued expenses, without revenues to date.

      (II) FUTURE PROSPECTS. The Company is unable to predict definitively when it may participate in a business opportunity. The reason for this uncertainty arises from its limited resources, and competitive disadvantages with respect to other public or semi-public Registrants. Notwithstanding the foregoing cautionary statements, assuming the continuation of current conditions, this Registrant would expect to proceed to select a business combination within no sooner than six months and complete an acquisition within he next twelve months.

     The Registrant has predicted that it will participate in a business opportunity within the next twelve months, not withstanding its limited resources, and competitive disadvantages with respect to other public or semi-public Registrants. Such a forward looking statement must be recognized as such. Unexpected events, changes in market conditions, loss of experienced management personnel, and the like, certainly require that management's expectations be evaluated in the light of the basis for such forward looking statements. There are no guaranties of success at any stage.

 (C) REVERSE ACQUISITION CANDIDATE. The Registrant is searching for a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change in control of the Registrant at such time. This would likely take the form of a reverse acquisition. That means that this Registrant would likely acquire businesses and assets for stock in an amount that would effectively transfer control of this Registrant to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by this Registrant in form, but would be an acquisition of this Registrant in substance. Capital formation issues for the future of this Registrant would arise only when targeted business or assets have been identified. Until such time, this Registrant has no basis upon which to propose any substantial infusion of capital from sources outside of its circle of affiliates.

     Targeted acquisitions for stock may be accompanied by capital formation programs, involving knowledgeable investors associated with or contacted by the owners of a target company. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock of this Registrant for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure of and reliance on the businesses and assets to be acquired, and not upon the present or future condition of this Registrant as without revenues or assets.

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------


                           ITEM 1.  LEGAL PROCEEDINGS

                                      None

                          ITEM 2.  CHANGE IN SECURITIES

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

     William Stocker retired as Secretary and Director on January 17, 2000. He remains special securities counsel to this corporation.

                           ITEM 6. REPORTS ON FORM 8-K

     The retirement of Mr. Stocker was reported on From 8-K, dated January 17, 2000.

                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT

     Exhibit  FQ1-00:  Un-Audited  for  the  three  months ended March 31, 2000.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                           BBB-HUNTOR ASSOCIATES, INC.
Dated:  March  31,  2000
                                       by


  /s/
Kirt  W.  James
president/sole  director

--------------------------------------------------------------------------------
                                 EXHIBIT  FQ1-00

                         UN-AUDITED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                           BBB-HUNTOR ASSOCIATED, INC.
                            BALANCE SHEET (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                 And the three month period ended March 31, 2000

ASSETS
CURRENT ASSETS
Cash                                                    $      0   $      0
Total Current Assets
TOTAL ASSETS                                            $      0   $      0
                                                        =========  =========


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable                                        $ 10,724   $  4,168
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 10,000,000 shares      10,000     10,000
Accumulated Surplus (Deficit)                            (20,724)   (14,168)
                                                        ---------  ---------
Total Stockholders' Equity                               (10,724)    (4,168)
                                                        ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $      0   $      0
                                                        =========  =========

   The accompanying notes are an integral part of these financial statements.

                           BBB-HUNTOR ASSOCIATED, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                 And the three month period ended March 31, 2000

                                                    March 31,       December 31,
                                                  ------------
                                               2000          1999           1999
                                        ------------  -----------  --------------
Revenues                                $         0   $         0  $           0
                                        ------------  -----------  --------------
Expenses                                        -0-           -0-            -0-
General and administrative                    6,556           -0-          4,168
Total Expenses                                6,556           -0-          4,168
                                        ------------  -----------  --------------
Net Income (Loss)                           ($6,556)  $         0        ($4,168)
                                        ============  ===========  ==============
Earnings (Loss) per Share                  ($0.0007)  $         0       ($0.0004)
                                        ============  ===========  ==============
Weighted number of shares outstanding    10,000,000    10,000,000     10,000,000
                                        ============  ===========  ==============

The  accompanying  notes  are  an  integral  part of these financial statements.

                           BBB-HUNTOR ASSOCIATED, INC.
                   STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
     For the period from inception (July 2, 1990) through December 31, 1990
                   For the fiscal year ended December 31, 1999
                 And the three month period ended March 31, 2000

                                 Common Stock           Additional   Accumulated    Total Stock-
                                 ------------
                                 Number of     Par      Paid-In      Surplus        holders' Equity
                                 Shares        Value    Capital          (Deficit)          (Deficit)
                                 ------------  -------  -----------  -------------  -----------------
Inception (July 2, 1990)                    0  $     0  $         0  $          0   $              0
Inception through December
31, 1990: Stock issued for
cash and services                  10,000,000   10,000          -0-          (997)             9,003
Year ended December 31, 1991              -0-      -0-          -0-        (2,000)             7,003
Year ended December 31, 1992              -0-      -0-          -0-        (2,000)             5,003
Year ended December 31, 1993              -0-      -0-          -0-        (2,000)             3,003
Year ended December 31, 1994              -0-      -0-          -0-        (2,000)             1,003
Year ended December 31, 1995              -0-      -0-          -0-        (1,003)               -0-
Year ended December 31, 1996              -0-      -0-          -0-           -0-                -0-
Year ended December 31, 1997              -0-      -0-          -0-           -0-                -0-
Year ended December 31, 1998              -0-      -0-          -0-           -0-                -0-
Balances, December 31, 1998        10,000,000   10,000          -0-       (10,000)               -0-
Loss during fiscal year ended
     December 31, 1999                                                     (4,168)
                                                                     -------------
Balances, December 31, 1999        10,000,000   10,000          -0-       (14,168)            (4,168)
Loss during three month period
     ended March 31, 2000                                                  (6,556)
                                                                     -------------
Balances, March 31, 2000           10,000,000  $10,000  $         0      ($20,724)          ($10,724)
                                 ============  =======  ===========  =============  =================

The  accompanying  notes  are  an  integral  part of these financial statements.

                           BBB-HUNTOR ASSOCIATED, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                 And the three month period ended March 31, 2000

                                          March 31,           December 31,
                                          -----------
                                                2000    1999           1999
                                          -----------  -----  --------------
Operating Activities
Net Income (Loss)                            ($6,556)    -0-        ($4,168)
Total working capital (used)                  (6,556)    -0-         (4,168)
Financing Activities
Increase (decrease) in accounts payable        6,556       0          4,168
Increase (Decrease) in
working capital                           $        0   $   0  $           0
                                          ===========  =====  ==============
Cash at Beginning of Period                      -0-     -0-            -0-
Cash at End of Period                     $        0   $   0  $           0
                                          -----------  -----  --------------

   The accompanying notes are an integral part of these financial statements.

                           BBB-HUNTOR ASSOCIATES, INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
       for December 31, 1999 and the periods ended March 31, 1999 and 2000

NOTE  1  -  SUMMARY  OF  ACCOUNTING  POLICIES

     a.  Organization

BBB-Huntor Associates, Inc. (the Company) was incorporated in the state of Nevada on July 2, 1990. The Company was organized for the purpose of engaging in any lawful business activity. The Company currently has no operations and is searching for a merger candidate or business opportunity in which to generate necessary revenues.

     b.  Accounting  Method

     The Company's financial statements are prepared using the accrual method of accounting.

     c.  Fiscal  Year

     The  Company  has  a  calendar  year  end  for  financial  reporting.

     d.  Earnings  (Loss)  Per  Share

The computations of earnings (loss) per share of common stock are based on the weighted average number of share outstanding at the date of the financial statements.

     e.  Provision  for  Taxes

No  provision  for  income  taxes  has  been  made  due  to  net  operating loss carryforwards totaling $10,000 and $20,724 at March 31, 1999 and 2000 respectively. Net operating loss carryforwards begin expiring in 2005. No tax benefit has been reported in the financial statements because the management believes there is a 50% or greater chance the carryforward will expire unused.

     f.  Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

NOTE  2  -  Going  Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no assets and has had substantial operating losses for the past several years and is dependant upon outside financing to start operations. Management plans to find an operating company to merge with, thus creating necessary operating revenue.

                           BBB-HUNTOR ASSOCIATES, INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
       for December 31, 1999 and the periods ended March 31, 1999 and 2000


NOTE  3  -  Development  Stage  Company

The Company is a development stage company as defined in Financial Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations.

NOTE  4  -  Stockholders'  Equity

During the year ended December 31, 1990 the Company issued 10,000,000 shares of common stock in exchange for organizational costs valued at $10,000.