Form 10QSB
period 2000-06-30
HOMETECCH COM INC
filed 2000-07-07
CIK 1099729

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2000

             [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          December 31 to June 30, 2000

                        COMMISSION FILE NUMBER:  0-30470

                               HOMETEACH.COM, INC.
                      formerly, BBB-HUNTOR ASSOCIATES, INC.


Nevada                                                                91-2006973
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


PMB  318,  24843  Del  Prado  Dana  Point,  CA                             92629
(Address of principal executive offices)                              (Zip Code)


Registrant's  telephone  number,  including  area  code:         (949)  248-1765


The  following  Securities  are registered pursuant to Section 12(b) of the Act:
None

The  following  Securities  are registered pursuant to Section 12(g) of the Act:
13,547,750



Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of June 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 13,547,750.

                                  INTRODUCTION

     This Corporation has advanced its fiscal year-end from December 31, 2000 to June 30, 2000. As a result, we will soon file our Transitional Report on Form 10-K-SB, on or before 90 days following June 30, 2000. To prevent a lapse in our reporting, we now file this 10-Q, as a Quarterly Report and as an Interim Transitional Report.

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                         ITEM 1.   FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------


     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit FQ2-00) for the six months ended June 30, 2000.

--------------------------------------------------------------------------------
       ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------

 (A) HOMETEACH.COM INC. By that certain Plan of Reorganization and Acquisition dated June 1, 2000, this corporation, BBB-Huntor Associates, Inc. ("BBB") acquired HomeTeach.com, Inc. ("HTC") together with all it assets, businesses and capital stock, as a wholly-owned subsidiary of BBB, for stock. Immediately before the acquisition, the Capital of BBB consisted of 100,000,000 shares of common voting stock of $.001 par value authorized, of which 10,000,000 shares were issued and outstanding; and the Capital of HTC consisted of 100,000,000 shares of common voting stock of $.001 par value authorized, of which 3,547,750 shares were issued and outstanding. We issued 3,547,750 shares, share for share, in exchange for the existing shares of HTC; such that, immediately following the acquisition, HTC was owned 100% by BBB, and BBB had 13,547,750 shares issued and outstanding. BBB then changed its name to HomeTeach.com, Inc., and the acquired subsidiary was renamed HomeTeach Corporation. Kirt W. James, previously sole director, was joined on our board of directors by Jill P. Clark, formerly sole director of HTC.

     HomeTeach.com, Inc. ("HTC")(now renamed HomeTeach Corporation) was incorporated in the state of Nevada on February 23, 2000. It operates an authorized, interactive Internet access for parents and care-givers who are home-schooling children from kindergarten through high school. Its web site is authorized by the states of California and Texas for course assignments progress testing and grade advancement. Management anticipates becoming accredited in all 50 states within 12 months. It is prepared to support home-schooling in all of the recognized styles including, but not limited to: Charlotte Mason, Un-schooling, Christian-based, Waldorf, Montessori, Unit Studies, Frugal Home-schooling, and Home-schooling children with special needs.

     Through its web site, home-schoolers can receive advice, purchase supplies, receive state supplied materials and curriculum and chat with other home-schoolers. Subscribers are able to go online to: order supplies from the leading art, science, book and software companies with whom HomeTeach.com has established distributorship agreements to supply home-schoolers with the best available educational materials; order supplies which are provided at no charge by school districts, educational material manufacturers and publishers and the Federal Government; consult with the experts. Home-schooling s most respected proponents are available to advise and inspire the home-school teacher. These experts have home-schooled their children (many have home-schooled their grandchildren) and have also provided the home-schooling community with invaluable information and guidance.

      (1) NEW OFFICER AND DIRECTOR. Kirt W. James, previously sole director, was joined on our board of directors by Jill P. Clark, formerly sole director of HTC. Ms. Clark has been the president of our acquired subsidiary since its inception. She is a native of Southern California. She attended Steven's College in Columbia, Missouri, where she received her Bachelor of Business Administration. She also attended the University of California at Irvine where she earned a degree in Education and a California Teaching Certificate with honors. In 1984, Ms. Clark earned her Series 7 Securities License and from 1984 to 1988, served as a financial planner for Titan Capital Corporation. From 1989 to 1998, she served as an elementary school teacher for Capistrano Unified School District and the Saddleback Unified School District, both in Orange County, California. Since 1998 she has been involved full-time as a homeschooler for her seven year old son.

      (2)  SECURITY  OWNERSHIP  OF  MANAGEMENT  AND  5%  OWNERS.

Name and Address of Beneficial Owner          Share        %
                                            Ownership
--------------------------------------------------------------
Kirt W. James (1)                           5,100,000    37.64
PMB 318
24843 Del Prado
Dana Point, CA 92629   President/Director
--------------------------------------------------------------
Jill P. Clark                               2,500,000    18.45
25231 Sea Vista Drive
Dana Point CA 92629
--------------------------------------------------------------
Officers and Directors as a Group           7,600,000    56.10
--------------------------------------------------------------
HJS Financial Services, Inc.(1)             5,100,000    37.64
PMB 318
24843 Del Prado
Dana Point, CA 92629
--------------------------------------------------------------
Total Shares Issued and Outstanding (2)     13,547,750  100.00
--------------------------------------------------------------


(1) Mr. James is President of HJS Financial Services, Inc. and its 100% owner. Accordingly, the actual shares owned by HJS is shown as attributed to Mr. James.

(2) The remaining 4,900,000 shares are owned by ten non-affiliate shareholders, each owning 4,900 shares, or 4.90% each.

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

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                           ITEM 6. REPORTS ON FORM 8-K

     Form 8-K, filed about June 6, 2000, reports the acquisition of HomeTeach.com, Inc.

                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT

     Exhibit  FQ2-00:  Un-Audited  for  the  six  months  ended  June  30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                               HOMETEACH.COM, INC.

                      formerly, BBB-HUNTOR ASSOCIATES, INC.
Dated:  June  30,  2000
                                       by


/s/Kirt W. James          /s/Jill P. Clark
   Kirt  W.  James           Jill  P.  Clark
   president/director        secretary/director

--------------------------------------------------------------------------------
                                 EXHIBIT  FQ2-00

                         UN-AUDITED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                               HOMETEACH.COM, INC.
                           BALANCE SHEETS (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                       And the period ended June 30, 2000

                                                         June 30,   December 31,
                                                           2000         1999
    ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $ 62,750      $     -0-
Total Current Assets . . . . . . . . . . . . . . . . .    62,750            -0-
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $ 62,750      $     -0-

    LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $ 15,078      $   4,168
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 13,547,750 shares .    13,548         10,000
Additional paid-in capital . . . . . . . . . . . . . .    59,202
Accumulated Surplus (Deficit). . . . . . . . . . . . .   (25,078)       (14,168)
Total Stockholders' Equity . . . . . . . . . . . . . .    47,672         (4,168)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $ 62,750      $     -0-

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                  For the periods ended June 30, 1999 and 2000


                                          From
                                          Inception on
                                          July 2,
                  1990 through
             June 30,. . . . . . . . . .  June 30,
                                                   2000          1999         2000
                                          --------------  -----------
  Revenues . . . . . . . . . . . . . . .  $           0   $         0  $         0
  Expenses . . . . . . . . . . . . . . .            -0-           -0-          -0-
  General and administrative . . . . . .         10,910           -0-       25,078
  Total Expenses . . . . . . . . . . . .         10,910           -0-       25,078
  Net Income (Loss). . . . . . . . . . .       ($10,910)  $         0     ($25,078)
  Earnings (Loss) per Share. . . . . . .       ($0.0011)  $         0     ($0.0025)
  Weighted number of shares outstanding.     10,000,000    10,000,000   10,000,000

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
     For the period from inception (July 2, 1990) through December 31, 1990
         Fro the years ended December 31, 1991 through December 31, 1999
                     And the fiscal year ended June 30, 2000

                                     Common Stock          Additional     Accumulated       Total Stock-
                                Number of        Par         Paid-In        Surplus        holders' Equity
                                 Shares         Value        Capital        (Deficit)       (Deficit)
Inception (July 2, 1990) . . .             0   $         0  $          0  $           0   $              0
Inception through December
31, 1990: Stock issued for
cash and services. . . . . . .    10,000,000        10,000           -0-           (997)             9,003
Year ended December 31, 1991 .           -0-           -0-           -0-         (2,000)             7,003
Year ended December 31, 1992 .           -0-           -0-           -0-         (2,000)             5,003
Year ended December 31, 1993 .           -0-           -0-           -0-         (2,000)             3,003
Year ended December 31, 1994 .           -0-           -0-           -0-         (2,000)             1,003
Year ended December 31, 1995 .           -0-           -0-           -0-         (1,003)               -0-
Year ended December 31, 1996 .           -0-           -0-           -0-            -0-                -0-
Year ended December 31, 1997 .           -0-           -0-           -0-            -0-                -0-
Year ended December 31, 1998 .           -0-           -0-           -0-            -0-                -0-
Balances, December 31, 1998. .    10,000,000        10,000           -0-        (10,000)               -0-
                                -------------  -----------  ------------  --------------  -----------------
Loss during fiscal year ended
     December 31, 1999 . . . .             0             0            0          (4,168)                 0
Balances, December 31, 1999. .    10,000,000        10,000           -0-        (14,168)            (4,168)
                                -------------  -----------  ------------  --------------  -----------------
Stock issued in acquisition
     of HomeTeach.com. . . . .     3,547,750         3,548        59,202              0                  0
Loss during the period
     ended June 30, 2000 . . .             0             0             0        (10,910)                 0
Balances, June 30, 2000. . . .    13,547,750   $    13,548  $     59,202       ($25,078)  $         47,672
                                -------------  -----------  ------------  --------------  -----------------

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                  For the periods ended June 30, 1999 and 2000

                                                                      From
                                                                  Inception on
                                                                    July 2,
                                                                  1990 through
                                                       June 30,. . .  June 30,
                                                     2000     1999       2000
------------------------------------------------------------------------------
Operating Activities
Net Income (Loss). . . . . . . . . . . . .       ($10,910)     -0-   ($25,078)
  Amortization . . . . . . . . . . . . . .              0       0      10,000
Total working capital (used) . . . . . . .        (10,910)     -0-    (15,078)
Financing Activities
  Cash received in acquisition of
    HomeTeach.com. . . . . . . . . . . . .         62,750       0       62,750
  Increase (decrease) in accounts payable.         10,910       0       15,078
Increase (Decrease) in
working capital. . . . . . . . . . . . . .  $      62,750      -0-  $  62,750
Cash at Beginning of Period. . . . . . . .            -0-      -0-        -0-
Cash at End of Period. . . . . . . . . . .  $      62,750      -0-  $  62,750

   The accompanying notes are an integral part of these financial statements.

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
       for December 31, 1999 and the periods ended June 30, 1999 and 2000

NOTE  1  -  SUMMARY  OF  ACCOUNTING  POLICIES

     a.  Organization
     ----------------

HomeTeach.com, Inc. (the Company) was incorporated in the state of Nevada as BBB-Huntor Associates, Inc. on July 2, 1990. On June 1, 2000 BBB Huntor Associates, Inc acquired HomeTeach.com, Inc. and changed its name to HomeTeach.com, Inc. The Company operates an authorized, interactive Internet access for parents and caregivers who are homeschooling children from kindergarten through high school. The Company's web site is authorized by the states of California and Texas for course assignments progress testing and grade advancement. Management anticipates becoming accredited in all 50 states within 12 months. Through the Company's web site, home schoolers can receive advice, purchase supplies, receive state supplied materials and curriculum and chat with other home schoolers.

     b.  Accounting  Method
     ----------------------

     The Company's financial statements are prepared using the accrual method of accounting.

     c.  Fiscal  Year
     ----------------

     The  Company has elected a June 30 fiscal year end for financial reporting.

     d.  Earnings  (Loss)  Per  Share
     --------------------------------

The computations of earnings (loss) per share of common stock are based on the weighted average number of share outstanding at the date of the financial statements.

     e.  Provision  for  Taxes
     -------------------------

No  provision  for  income  taxes  has  been  made  due  to  net  operating loss carryforwards  totaling  $10,000  and  $25,078  at  June  30,  1999  and  2000
respectively. Net operating loss carryforwards begin expiring in 2005. No tax benefit has been reported in the financial statements because the management believes there is a 50% or greater chance the carryforward will expire unused.

     f.  Cash  and  Cash  Equivalents
     --------------------------------

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

                               HOMETEACH.COM, INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
       for December 31, 1999 and the periods ended June 30, 1999 and 2000


NOTE  3  -  Development  Stage  Company

The Company is a development stage company as defined in Financial Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations.

NOTE  4  -  Stockholders'  Equity

During the year ended December 31, 1990 the Company issued 10,000,000 shares of common stock in exchange for organizational costs valued at $10,000. On June 1, 2000 the Company issued 3,547,750 shares of common stock in exchange for all of the outstanding shares of the former company known as HomeTeach.com, Inc. which management has valued at $62,750.