Form 10QSB/A
period 2000-06-30
HOMETEACH COM INC
filed 2000-09-25
CIK 1099729

--------------------------------------------------------------------------------
                                  Kirt W. James
                                    PRESIDENT
                               Hometeach.com, Inc.
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                      34700 Pacific Coast Highway Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                  FORM 10-QSB-A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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


                                 UNNUMBERED ITEM

     This Amended 10-QSB-A1 is filed for the purpose of disclosing the minor corrections to unaudited financial statements for the period ended June 30, 2000.

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


       ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


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

     HomeTeach.com, Inc. ("HTC")(now renamed HomeTeach Corporation) was incorporated in the state of Nevada on February 23, 2000. It operates an authorized, interactive Internet access for parents and care-givers who are home-schooling children from kindergarten through high school. Our web site is authorized by the states of California and Texas for course assignments progress testing and grade advancement. Management anticipates becoming accredited in all 50 states within 12 months. We are prepared to support home-schooling in all of the recognized styles including, but not limited to: Charlotte Mason, Un-schooling, Christian-based, Waldorf, Montessori, Unit Studies, Frugal Home-schooling, and Home-schooling children with special needs.

     Through our web site, home-schoolers can receive advice, purchase supplies, receive state supplied materials and curriculum and chat with other home-schoolers. Subscribers are able to go online to: order supplies from the leading art, science, book and software companies with whom HomeTeach.com has established distributorship agreements to supply home-schoolers with the best available educational materials; order supplies which are provided at no charge by school districts, educational material manufacturers and publishers and the

Federal Government; consult with the experts. Home-schooling s most respected proponents are available to advise and inspire the home-school teacher. These experts have home-schooled their children (many have home-schooled their grandchildren) and have also provided the home-schooling community with invaluable information and guidance.

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

              (2)  SECURITY OWNERSHIP OF MANAGEMENT AND 5% OWNERS.

 Name and Address of Beneficial Owner. .   .  Share        %
                                            Ownership
---------------------------------------------------------------
Kirt W. James (1). . . . . . . . . . . . .   5,100,000    37.64
PMB 318
24843 Del Prado
Dana Point, CA 92629   President/Director
---------------------------------------------------------------
Jill P. Clark. . . . . . . . . . . . . . .   2,500,000    18.45
25231 Sea Vista Drive
Dana Point CA 92629
---------------------------------------------------------------
Officers and Directors as a Group. . . . .   7,600,000    56.10
---------------------------------------------------------------
HJS Financial Services, Inc.(1). . . . . .   5,100,000    37.64
PMB 318
24843 Del Prado
Dana Point, CA 92629
---------------------------------------------------------------
Total Shares Issued and Outstanding (2). .  13,547,750   100.00
---------------------------------------------------------------

(1) Mr. James is President of HJS Financial Services, Inc. and its 100% owner. Accordingly, the actual shares owned by HJS is shown as attributed to Mr. James.

(2) The remaining 4,900,000 shares are owned by ten non-affiliate shareholders, each owning 4,900 shares, or 4.90% each.

                           PART II: OTHER INFORMATION


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

   Form 8-K, filed about June 6, 2000, reports the acquisition of HomeTeach.com,
                                      Inc.

                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT

       Exhibit FQ2-00: Un-Audited for the six months ended June 30, 2000.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2000, has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                               HOMETEACH.COM, INC.

                      formerly, BBB-HUNTOR ASSOCIATES, INC.
Dated:  September  22,  2000
                                       by


/s/Kirt W. James                        /s/Jill P. Clark
   Kirt  W.  James                         Jill  P.  Clark
   president/director                      secretary/director

--------------------------------------------------------------------------------
                                 EXHIBIT  FQ2-00

                         UN-AUDITED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                               HOMETEACH.COM, INC.
                           BALANCE SHEETS (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                       And the period ended June 30, 2000

                                                           June 30,      December 31,
                                                             2000            1999
----------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $  62,750   $           0
----------------------------------------------------------------------------------
Total Current Assets . . . . . . . . . . . . . . . . .     62,750               0
----------------------------------------------------------------------------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $  62,750   $           0
==================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $  15,078   $       4,168
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 13,547,750 shares .     13,548          10,000
Additional paid-in capital . . . . . . . . . . . . . .     59,202               0
Accumulated Surplus (Deficit). . . . . . . . . . . . .    (25,078)        (14,168)
==================================================================================
Total Stockholders' Equity . . . . . . . . . . . . . .     47,672          (4,168)
----------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $  62,750   $           0
==================================================================================

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                              June 30, 1999and 2000

                                                                                             From
                                                                                         Inception on
                                 From April    From April    From January   From January    July 2,
                                 1, 2000 to.    1, 1999 to    1, 2000 to     1, 1999 to   1990 through
                                   June 30,      June 30,      June 30,       June 30,     June 30,
                                    2000          1999           2000           1999         2000
--------------------------------------------------------------------------------------------------
Revenues. . . . . . . . .  $           0   $         0  $           0  $           0  $         0
--------------------------------------------------------------------------------------------------
Net Loss from Operations.         10,910             0              0              0       25,078
==================================================================================================
Net Income (Loss) . . . .       ($10,910)  $         0  $           0  $           0     ($25,078)
==================================================================================================
Loss per Share. . . . . .  $    (0.00109)  $   0.00000  $     0.00000  $     0.00000  $  (0.00251)
==================================================================================================
Weighted Average
    Shares Outstanding. .     10,000,000    10,000,000     10,000,000     10,000,000   10,000,000
==================================================================================================

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                             STATEMENTS OF CASH FLOW
                       (PRO-FORMA CONSOLIDATED)(UNAUDITED)
                   for the fiscal year ended December 31, 1999
                   and the periods ended June 1, 1999 and 2000

                                                                     From
                                                                 Inception on
                                                                   July 2,
                                                                 1990 through
                                                     June 1,        June 1,
                                                   2000    1999       2000
---------------------------------------------------------------------------
Operating Activities

Net Income (Loss). . . . . . . . . . . .        ($9,980)  $   0   ($24,148)
Amortization . . . . . . . . . . . . . .              0       0     10,000
---------------------------------------------------------------------------
Total working capital (used) . . . . . .         (9,980)      0    (14,148)

Financing Activities
Cash received in acquisition of
HomeTeach.com. . . . . . . . . . . . . .         62,750       0     62,750
Increase (decrease) in accounts payable.          9,980       0     14,148

Increase (Decrease) in
working capital. . . . . . . . . . . . .  $      62,750   $   0  $  62,750
===========================================================================

Cash at Beginning of Period. . . . . . .              0       0          0

Cash at End of Period. . . . . . . . . .  $      62,750   $   0  $  62,750
---------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     For the period from inception (July 2, 1990) through December 31, 1990,
         For the years ended December 31, 1991 through December 31, 1999
                     And the fiscal year ended June 30, 2000

                                    Common Stock          Additional     Accumulated       Total Stock-
                                Number of     Par           Paid-In         Surplus       holders' Equity
                                 Shares      Value          Capital         (Deficit)       (Deficit)
------------------------------------------------------------------------------------------------------
Inception (July 2, 1990) . . .           0  $          0  $           0  $       0   $              0

Inception through December
31, 1990: Stock issued for
cash and services. . . . . . .  10,000,000        10,000              0       (997)             9,003

Year ended December 31, 1991 .           0             0              0     (2,000)             7,003

Year ended December 31, 1992 .           0             0              0     (2,000)             5,003

Year ended December 31, 1993 .           0             0              0     (2,000)             3,003

Year ended December 31, 1994 .           0             0              0     (2,000)             1,003

Year ended December 31, 1995 .           0             0              0     (1,003)                 0

Year ended December 31, 1996 .           0             0              0          0                  0

Year ended December 31, 1997 .           0             0              0          0                  0

Year ended December 31, 1998 .           0             0              0          0                  0

Balances, December 31, 1998. .  10,000,000        10,000              0    (10,000)                 0
                                ----------  ------------  -------------  ----------  -----------------
Loss during fiscal year ended
     December 31, 1999 . . . .           0             0              0     (4,168)                 0
Balances, December 31, 1999. .  10,000,000        10,000              0    (14,168)            (4,168)
                                ----------  ------------  -------------  ----------  -----------------
Stock issued in acquisition
     of HomeTeach.com. . . . .   3,547,750         3,548         59,202          0                  0

Loss during the period
     ended June 30, 2000 . . .           0             0              0    (10,910)                 0
Balances, June 30, 2000. . . .  13,547,750        13,548         59,202    (25,078)            47,672
                                ----------  ------------  -------------  ----------  -----------------

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
       for December 31, 1999 and the periods ended June 30, 1999 and 2000

NOTES  TO  FINANCIAL  STATEMENTS

HomeTeach.com, Inc. ("the Company") (formerly BBB Huntor Associates, Inc), has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Financial Statements for the Fiscal year ended December 31, 1999.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.