Form 10KSB
period 2000-06-30
HOMETEACH COM INC
filed 2000-09-28
CIK 1099729

--------------------------------------------------------------------------------
                                   Jill Clark
                                    PRESIDENT
                               Hometeach.com, Inc.
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                  FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       December 31, 1999 to June 30, 2000

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

[] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  06/30/00

     the aggregate number of shares held by non-affiliates was approximately 5,947,750 shares.

     the number of shares outstanding of the Registrant's Common Stock was 13,547,750

                        Exhibit Index is found on page 10

PART  I                                                                        3

Item  1.  Description  of  Business                                            3

Item  2.  Description  of  Property                                            4

Item  3.  Legal  Proceedings                                                   4

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          4

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               5

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation        5
      (a)  Plan  of  Operation  for  the  next  twelve  months                 5
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                          6

Item  7.  Financial  Statements                                                7

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                           7

Item  9.  Directors and Executive Officers, Promoters and Control Persons      8

Item  10.  Executive  Compensation                                             8

Item  11.  Security Ownership of Certain Beneficial Owners and Management      8

Item  12.  Certain  Relationships  and  Related  Transactions                  9

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   10
      (a)  Financial  Statements                                              10
      (b)  Form  8-K  Reports                                                 10
      (c)  Exhibits                                                           10

                                  INTRODUCTION

     This Corporation has advanced its fiscal year-end from December 31, 2000 to June 30, 2000. To prevent a lapse in our reporting, we filed a transitional 10-QSB, as a Quarterly Report and as an Interim Transitional Report. We now file our Transitional Annual Report on Form 10-K-SB.


                                     PART I

--------------------------------------------------------------------------------
                        ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------------------------------------------------------


(A) HISTORICAL INFORMATION. This Corporation ("the Registrant" and "we, us and our") was duly incorporated in Nevada on or about July 2, 1990 for the purpose of engaging in any lawful business activity. The Registrant was re-incorporated in Nevada without change of management or equity on September 28, 1999, to re-activate it after a period of dormancy. We have one class of common stock and no other class or classes of equity or debt securities. In 1990, we made our original issuance of 10,000,000 founders shares of common stock for organization services, at par value, to eleven founders.

(B) THE REORGANIZATION. By that certain Plan of Reorganization and Acquisition dated June 1, 2000, this corporation, BBB-Huntor Associates, Inc. ("BBB") acquired HomeTeach.com, Inc. ("HTC") together with all it assets, businesses and capital stock, as a wholly-owned subsidiary of BBB, for stock. Immediately before the acquisition, the Capital of BBB consisted of 100,000,000 shares of common voting stock of $.001 par value authorized, of which 10,000,000 shares were issued and outstanding; and the Capital of HTC consisted of 100,000,000 shares of common voting stock of $.001 par value authorized, of which 3,547,750 shares were issued and outstanding. We issued 3,547,750 shares, share for share, in exchange for the existing shares of HTC; such that, immediately following the acquisition, HTC was owned 100% by BBB, and BBB had 13,547,750 shares issued and outstanding. BBB then changed its name to HomeTeach.com, Inc., and the acquired subsidiary was renamed HomeTeach Corporation. Kirt W. James, previously sole director, was joined on our board of directors by Jill P. Clark, formerly sole director of HTC. On or about August 5, 2000, Mr. James retired from the Board of Directors, leaving Ms. Clark as our Sole remaining Officer/Director.

(C)  SUMMARY  OF  SIGNIFICANT  EVENTS  FOLLOWING  REORGANIZATIONS.  None.

(D) THE BUSINESS OF REGISTRANT AND ITS SUBSIDIARIES. HomeTeach.com, Inc. ("HTC")(now renamed HomeTeach Corporation) was incorporated in the state of Nevada on February 23, 2000. It operates an authorized, interactive Internet access for parents and care-givers who are home-schooling children from kindergarten through high school. We are prepared to support home-schooling in all of the recognized styles including, but not limited to: Charlotte Mason, Un-schooling, Christian-based, Waldorf, Montessori, Unit Studies, Frugal Home-schooling, and Home-schooling children with special needs.

     Through our web site (www.bizland.hometeach.com)(site in development), home-schoolers will be able to receive advice, purchase supplies, receive state supplied materials and curriculum and chat with other home-schoolers. Subscribers will be able to go online to: order supplies from the leading art, science, book and software companies with whom HomeTeach.com, Inc. has established distributorship agreements to supply home-schoolers with the best available educational materials; order supplies which are provided at no charge by school districts, educational material manufacturers and publishers and the Federal Government; consult with the experts. Home-schooling s most respected proponents are available to advise and inspire the home-school teacher. These experts have home-schooled their children (many have home-schooled their grandchildren) and have also provided the home-schooling community with invaluable information and guidance.

(E) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(F) GOVERNMENT REGULATION. Our web site is authorized by the states of California and Texas for course assignments progress testing and grade advancement. We anticipate becoming accredited in all 50 states within 12 months.

(G) COMPETITION. With the growth of the internet, the field of hometeaching is becoming competitive and such competition may be expected to intensify over time.

(H)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions.

(I)  EMPLOYEES.  We  have  one  officer  and  no  other  employees at this time.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     The Registrant has no property and enjoys the non-exclusive use of offices and telephone of its officers and attorneys.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending against the Company, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


(A) MARKET INFORMATION. The Company, has one class of securities, Common Voting Equity Shares ( Common Stock ). The Company's Securities are not quoted in the over-the-counter market, or otherwise, and our securities have never traded in brokerage transactions

(B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of June 30, 2000, was 25.

(C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

(D) SALES OF UNREGISTERED COMMON STOCK TWELVE MONTHS. During the twelve months preceding this Transitional Annual report, no shares of unrestricted securities were sold except as follows:

     By that certain Plan of Reorganization and Acquisition dated June 1, 2000, this corporation, BBB-Huntor Associates, Inc. ("BBB") acquired HomeTeach.com, Inc. ("HTC") together with all its assets, businesses and capital stock, as a wholly-owned subsidiary of BBB, for stock. Immediately before the acquisition, the Capital of BBB consisted of 100,000,000 shares of common voting stock of $.001 par value authorized, of which 10,000,000 shares were issued and outstanding; and the Capital of HTC consisted of 100,000,000 shares of common voting stock of $.001 par value authorized, of which 3,547,750 shares were issued and outstanding. We issued 3,547,750 shares, share for share, in exchange for the existing shares of HTC; such that, immediately following the acquisition, HTC was owned 100% by BBB, and BBB had 13,547,750 shares issued and outstanding. BBB then changed its name to HomeTeach.com, Inc., and the acquired subsidiary was renamed HomeTeach Corporation. Kirt W. James, previously sole director, was joined on our board of directors by Jill P. Clark, formerly sole director of HTC.

     There are no options, warrants, or instruments convertible to common stock. No commissions or underwriting was involved in our acquisition.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A)  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. Our business is not a cash intensive venture. We have minimally sufficient cash and liquid assets to deal with our present development stage, consisting of completing this 1934 Act Registration and seeking quotation on the NQB Pink
Sheets or the OTCBB. We do not have enough funding to see us through twelve months of operation, unless revenues climb rapidly after our launch of operations. There is no guaranty that revenues will rise to meet expenses during the first twelve months of operation. While it is true that our expenses are not excessive, launching any business must provide for numerous unforeseen contingencies. Initially, our Sole Officer/Director will service clients herself. There is a limit to the number of clients that any one person can service. Success therefore brings added risk. At some point we will need to expand the number of our employees. At the point of such success as may justify expansion, increased investment and expenses may rise faster than revenues, such that our successful expansion may involve interim losses, even after we might have achieved profitability at our former level of operations.

     While it is difficult to foresee accurately the amount of funding that may be required after the next twelve months, we do not anticipate any further capital formation before July 1, 2001. We may resort to conventional loan financing should any short-fall occur. We do not expect our officers or shareholders to contribute further or make loans to us in the next twelve months. Any debt we may be advised or required to incur will require commercial lending at arms length.

     It is clear that the risk of business failure attends the start-up of any business. Even though we are not a cash intensive venture, anticipating modest operational expenses, we have no assurance that clients will enroll, or that revenues will rise to meet even modest expenses, or that unforeseen but forseeable short-term needs might not be met. We may seek debt financing and fail to secure it. We are not in a position to conduct further offerings of equity at this time. Should any of these or other unforeseen contingencies arise, we may fail to launch full-scale operations, and even after launch, we may not be able to continue as a going concern.

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (3) EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. We will have to acquire some computer equipment of our own, in the near future. These requirements should not exceed $10,000.

      (4) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. We have no expectation for any change in the number of employees, in the next twelve months.



 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (A)  We  first  summarize  our  balance  sheet  as  follows:

Balance Sheet June 30.     2000   1999
--------------------------------------
Cash (1) . . . . . . .  $62,750  $   0
Prepaid Expenses  (2).   18,996      0
Total Assets . . . . .   81,746      0
Total Liabilities. . .        0      0
======================================


          (1) We have recorded no revenues to date. Our cash results from investment capital.

          (2) Our prepaid expenses consist of advance retainers for legal and professional services.


     (B)  We  next  summarize  or  Operations  as  follows:

                                                         Cumulative
                                                       From Inception
                                        Years Ended      July 2, 1990
                                    2000           1999
--------------------------------------------------------------------
Revenues . . . . . . . .               0              0           0
--------------------------------------------------------------------
Expenses General . . . .          14,148              0      14,148
--------------------------------------------------------------------
Amortization . . . . . .               0              0      10,000
--------------------------------------------------------------------
Net (Loss) . . . . . . .         (14,148)             0     (24,148)
--------------------------------------------------------------------
Net (Loss) per share . .          (0.001)             0      (0.002)
--------------------------------------------------------------------
Average Shares Weighted.      10,591,292      10,000,000  10,029,565
--------------------------------------------------------------------


     Since inception, July 2, 1999, we have incurred legal and professional expenses of $14,148 (in 2000), and amortized organizational expenses of $10,000 in prior years.


                         ITEM 7.  FINANCIAL STATEMENTS.

     Please see the Exhibit Index found on page 10 of this Report. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

             The Remainder of this Page is Intentionally left Blank

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     Jill P. Clark, our Sole Officer/Director, has been the president of our acquired subsidiary since its inception. She is a native of Southern California. She attended Steven's College in Columbia, Missouri, where she received her Bachelor of Business Administration. She also attended the University of California at Irvine where she earned a degree in Education and a California Teaching Certificate with honors. In 1984, Ms. Clark earned her Series 7 Securities License and from 1984 to 1988, served as a financial planner for Titan Capital Corporation. From 1989 to 1998, she served as an elementary school teacher for Capistrano Unified School District and the Saddleback Unified School District, both in Orange County, California. Since 1998 she has been involved full-time as a homeschooler for her seven year old son.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     No plan of executive compensation has been adopted or is under consideration at this time. Our Sole Officer/Director has been issued 2,500 shares.


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. The Registrant has only one class of stock; namely Common Stock.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

 Name and Address of Beneficial Owner.    Share         %
                                        Ownership
-----------------------------------------------------------
Jill P. Clark  Sole Officer/Director .   2,500,000    18.45
25231 Sea Vista Drive
Dana Point CA 92629
-----------------------------------------------------------
Officers and Directors as a Group. . .   2,500,000    18.45
-----------------------------------------------------------
HJS Financial Services, Inc. (1) . . .   5,100,000    37.64
PMB 318
24843 Del Prado
Dana Point, CA 92629
-----------------------------------------------------------
Total Shares Issued and Outstanding. .  13,547,750   100.00
-----------------------------------------------------------

(1) Mr. Kirt W. James is President of HJS Financial Services, Inc. and is its 100% owner. Accordingly, the actual shares owned by HJS is shown as attributed to Mr. James. Mr. James and HJS have identified themselves as promoters of this Issuer before acquisition of its current business. Accordingly these 5,100,000 shares are not deemed entitled to resale in reliance on Rule 144. These 5,100,000 shares may not be resold in brokerage transactions without registration or an exemption available at the time of any proposed sale. This restriction applies to transferees of these 5,100,000 shares.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.


 (B)  FORM  8-K  REPORTS.  None.


 (C)  EXHIBITS.  Please  see  Exhibit  Index  following.


             The Remainder of this Page is Intentionally left Blank

                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT

     Each Exhibit is filed under an Exhibit Cover-page, and indexed by the Exhibit Number, Description, and sequential page number of this Report.



Exhibit                                                                    Page
   #      Table  Category  /  Description  of  Exhibit                    Number
--------------------------------------------------------------------------------
 [2] PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION
--------------------------------------------------------------------------------
     2.1      Plan of Reorganization and Acquisition                          13
--------------------------------------------------------------------------------
                   [3]   ARTICLES OF INCORPORATION AND BY-LAWS
--------------------------------------------------------------------------------
     3.1      Articles of Incorporation: Nevada re-Incorporation.             18
     3.2      Articles of Incorporation: Nevada Incorporation.                21
     3.2      By-Laws                                                         26
     3.4      Articles of Incorporation: Subsidiary                           36
     3.5      Name Change: Parent                                             39
     3.6      Name Change: Subsidiary                                         41
--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
F-1 Audited Financial Statements for the years ended June 30, 1999 and 1998   43
--------------------------------------------------------------------------------

                                   SIGNATURES


                               HOMETEACH.COM, INC.

                      formerly, BBB-HUNTOR ASSOCIATES, INC.
Dated:  September  27,  2000
                                        by
                               /s/Jill P. Clark
                                  Jill P. Clark
                              sole officer/director

--------------------------------------------------------------------------------
                                   EXHIBIT 2.1

                     PLAN OF REORGANIZATION AND ACQUISITION
--------------------------------------------------------------------------------

                     PLAN OF REORGANIZATION AND ACQUISITION
                                    BY WHICH
                           BBB-HUNTOR ASSOCIATES, INC.
                             (A NEVADA CORPORATION)
                                  SHALL ACQUIRE
                               HOMETEACH.COM, INC.
                             (A NEVADA CORPORATION)

     THIS PLAN OF REORGANIZATION AND ACQUISITION is made and dated this day of June 1, 2000 by and between the above referenced corporations, and shall become effective on the Effective Date as defined herein.



                           I.  THE INTERESTED PARTIES

     A.  THE  PARTIES  TO  THIS  PLAN

     1. BBB-HUNTOR ASSOCIATES, INC. ( BBB ), PMB 318, 24843 Del Prado Dana Point, CA 92629.

     2. HOMETEACH.COM, INC. ( HTC ), 25611 Quail Run, Suite 35, Dana Point CA 92629.


                                  II.  RECITALS

     A.  THE  CAPITAL  OF  THE  PARTIES:

     1. THE CAPITAL OF BBB consists of 100,000,000 shares of common voting stock of $.001 par value authorized, of which 10,000,000 shares are issued and outstanding.

     2. THE CAPITAL OF HTC consists of 100,000,000 shares of common voting stock of $.001 par value authorized, of which 3,547,750 shares are issued and outstanding.

     B. THE BACKGROUND FOR THE ACQUISITION: BBB desires to acquire HTC and the shareholders of HTC wish to be acquired by BBB.

     C. THE BOARDS OF DIRECTORS of both Corporations respectively have determined that it is advisable and in the best interests of each of them and both of them to proceed with the acquisition by the Nevada Corporation, in
accordance  with  IRS   368  (B)  and  (C).

     D. THE SHAREHOLDERS OF BBB, having approved the acquisition, this agreement was approved and adopted by the Board of Directors of BBB in a manner consistent with the laws of its Jurisdiction its constituent documents.

     E. THE SHAREHOLDERS OF HTC, having approved the acquisition, this agreement was approved and adopted by the Board of Directors of HTC in a manner consistent with the laws of its Jurisdiction its constituent documents.

                            III.  PLAN OF ACQUISITION

     A. REORGANIZATION AND ACQUISITION: BBB-Huntor Associates, Inc. and HomeTeach.com, Inc. are hereby reorganized, such that BBB shall acquire HTC, together with all it assets, businesses and capital stock, and HTC shall become a wholly-owned subsidiary of BBB.

     B. EFFECTIVE DATE: This Plan of Reorganization and Acquisition shall become effective immediately upon approval and adoption by the parties hereto, in the manner provided by the law of the places of incorporation and constituent corporate documents, and the time of such effectiveness shall be called the effective date hereof.

     C. SURVIVING CORPORATION: The both corporations shall survive the Reorganization herein contemplated and shall continue to be governed by the laws of its respective State of Incorporation.

     Rights of Dissenting Shareholders: BBB-Huntor Associates, Inc. is the entity responsible for the rights of dissenting shareholders.

     a. Service of Process: BBB-Huntor Associates, Inc. may be served with process in Nevada in any proceeding for the enforcement of the rights of a dissenting shareholder, if any, pursuant to any extent required by the laws thereof. The President of corporation hereby irrevocably appoints the Secretary of State of Nevada as agent to accept service of process for the Nevada corporation with respect to any such proceeding to the extent required by the laws thereof.

     b. Agent for Mailing Process: corporation hereby further complies with the laws of Delaware by designating a person to whom process served upon the Secretary of that State may be forwarded and mailed: William Stocker, Special Counsel, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624.

     D. SURVIVING ARTICLES OF INCORPORATION: the Articles of Incorporation of each Corporation shall remain in full force and effect, unchanged.

     E. SURVIVING BY-LAWS: the By-Laws of each Corporation shall remain in full force and effect, unchanged.

     F. CONVERSION OF OUTSTANDING STOCK: Forthwith upon the effective date hereof, BBB-Huntor Associates, Inc. shall issue 3,547,750. new investment shares of its common stock to or for the shareholders of HomeTeach.com, Inc.; and each and every share of HTC shall be converted into one share of BBB.

     G. CHANGE OF CORPORATE NAMES: Forthwith upon the effective date hereof, BBB-Huntor Associates, Inc. shall change its name to HomeTeach.com, Inc.; and the former HomeTeach.com, Inc. shall change its name to HomeTeach Corporation.

     H. FURTHER ASSURANCE, GOOD FAITH AND FAIR DEALING: the Directors of each Company shall and will execute and deliver any and all necessary documents, acknowledgments and assurances and to do all things proper to confirm or acknowledge any and all rights, titles and interests created or confirmed herein; and both companies covenant hereby to deal fairly and good faith with each other and each others shareholders.

     I. GENERAL MUTUAL REPRESENTATIONS AND WARRANTIES. The purpose and general import of the Mutual Representations and Warranties, are that each party has made appropriate full disclosure to the others, that no material information has been withheld, and that the information exchanged is accurate, true and correct.

     1. ORGANIZATION AND QUALIFICATION. Each Corporation warrants and represents that it is duly organized and in good standing, and is duly qualified to conduct any business it may be conducting, as required by law or local ordinance.

     2. CORPORATE AUTHORITY. Each Corporation warrants and represents that it has Corporate Authority, under the laws of its jurisdiction and its constituent documents, to do each and every element of performance to which it has agreed, and which is reasonably necessary, appropriate and lawful, to carry out this Agreement in good faith.

     3. OWNERSHIP OF ASSETS AND PROPERTY. Each Corporation warrants and represents that it is has lawful title and ownership of its property as reported to the other, and as disclosed in its financial statements.

     4. ABSENCE OF CERTAIN CHANGES OR EVENTS. Each Corporation warrants and represents that there are no material changes of circumstances or events which have not been fully disclosed to the other party, and which, if different than previously disclosed in writing, have been disclosed in writing as currently as is reasonably practicable.

     5. ABSENCE OF UNDISCLOSED LIABILITIES. Each Corporation warrants and represents specifically that it has, and has no reason to anticipate having, any material liabilities which have not been disclosed to the other, in the financial statements or otherwise in writing.

     6. LEGAL PROCEEDINGS. Each Corporation warrants and represents that there are no legal proceedings, administrative or regulatory proceeding, pending or suspected, which have not been fully disclosed in writing to the other.

     7. NO BREACH OF OTHER AGREEMENTS. Each Corporation warrants and represents that this Agreement, and the faithful performance of this agreement, will not cause any breach of any other existing agreement, or any covenant, consent decree, or undertaking by either, not disclosed to the other.

     8. CAPITAL STOCK. Each Company warrants and represents that the issued and outstanding shares and all shares capital stock of such corporation, is as detailed herein, that all such shares are in fact issued and outstanding, duly and validly issued, were issued as and are fully paid and non-assessable shares, and that, other than as represented in writing, there are no other securities, options, warrants or rights outstanding, to acquire further shares of such Corporation.

     9. BROKERS' OR FINDER'S FEES. Each Corporation warrants and represents that is aware of no claims for brokers' fees, or finders' fees, or other commissions or fees, by any person not disclosed to the other, which would become, if valid, an obligation of either company.

     J.  MISCELLANEOUS  PROVISIONS

 1. Except as required by law, no party shall provide any information concerning the Subject Property or any aspect of the transactions contemplated by this Agreement to anyone other than their respective officers, employees and representatives without the prior written consent of the other parties hereto. The aforesaid obligations shall terminate on the earlier to occur of (a) the Closing, or (b) the date by which any party is required under its articles or by-laws or as required by law, to provide specific disclosure of such transactions to its shareholders, governmental agencies or other third parties. In the event that the transaction does not close, each party will return all confidential information furnished in confidence to the other.

 2. This Agreement may be executed simultaneously in two or more counterpart originals. The parties can and may rely upon facsimile signatures as binding under this Agreement, however, the parties agree to forward original signatures to the other parties as soon as practicable after the facsimile signatures have been delivered.

 3. The Parties to this agreement have no wish to engage in costly or lengthy litigation with each other. Accordingly, any and all disputes which the parties cannot resolve by agreement or mediation, shall be submitted to binding arbitration under the rules and auspices of the American Arbitration Association. As a further incentive to avoid disputes, each party shall bear its own costs, with respect thereto, and with respect to any proceedings in any court brought to enforce or overturn any arbitration award. This provision is expressly intended to discourage litigation and to encourage orderly, timely and economical resolution of any disputes which may occur.

 4. If any provision of this Letter Agreement or the application thereof to any person or situation shall be held invalid or unenforceable, the remainder of the Agreement and the application of such provision to other persons or situations shall not be effected thereby but shall continue valid and enforceable to the fullest extent permitted by law.

 5. No waiver by any party of any occurrence or provision hereof shall be deemed a waiver of any other occurrence or provision.

 6. The parties acknowledge that both they and their counsel have been provided ample opportunity to review and revise this agreement and that the normal rule of construction shall not be applied to cause the resolution of any ambiguities against any party presumptively. The Agreement shall be governed by and construed in accordance with the laws of the State of Nevada.

     THIS PLAN OF REORGANIZATION AND MERGER is executed on behalf of each Company by its duly authorized representatives, and attested to, pursuant to the laws of its respective place of incorporation and in accordance with its constituent documents.

BBB-HUNTOR  ASSOCIATES,  INC.                 HOMETEACH.COM,  INC.
(A  NEVADA  CORPORATION)                      (A  NEVADA  CORPORATION)

by                                            by

/s/Kirt  W.  James                            /s/Jill  P.  Clark
   Kirt  W.  James                               Jill  P.  Clark
   President                                     President


/s/Kirt  W.  James                            /s/Jill  P.  Clark
   Kirt  W.  James                               Jill  P.  Clark
   Secretary                                     Secretary

--------------------------------------------------------------------------------
                                   EXHIBIT 3.1

                ARTICLES OF INCORPORATION: NEVADA RE-INCORPORATION
--------------------------------------------------------------------------------

                            ARTICLES OF INCORPORATION
                                       OF
                           BBB-HUNTOR ASSOCIATES, INC.


     ARTICLE  I.  The  name  of  the  Corporation is BBB-HUNTOR ASSOCIATES, INC.

     ARTICLE II. Its principal office in the State of Nevada is 774 Mays Blvd. #10, Incline Village NV 89452. The initial resident agent for services of process at that address is N&R Ltd. Group, Inc

     ARTICLE III. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

     ARTICLE IV. The corporation shall have authority to issue an aggregate of 100,000,000 shares of common voting equity stock of par value one mil ($0.001) per share, and no other class or classes of stock, for a total capitalization of $100,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

     ARTICLE V. No shareholder shall be entitled to any preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue, nor shall any shareholder possess cumulative voting rights at any shareholders meeting, for the purpose of electing Directors, or otherwise.

     ARTICLE VI. The name and address of the Incorporator of the corporation is William Stocker, Attorney at Law, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624, phone (949) 248-9561, fax (949) 248-1688. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than (7) persons.

     ARTICLE VII. The name and address of the Incorporator of the corporation is William Stocker, Attorney at Law, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624, phone (949) 248-9561, fax (949) 248-1688. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than seven (7) persons. The Initial Director of the corporation, whose name and address is Kirt W. James, 34700 Pacific Coast Highway, Suite #303, Capistrano Beach CA 92624, to serve until the next regular meeting of shareholders or until their successors are elected.

     ARTICLE VIII. The Capital Stock, after the amount of the subscription price or par value, shall not be subject to assessment to pay the debts of the corporation, and no stock issued, as paid up, shall ever be assessable or assessed.

     ARTICLE IX. The initial By-laws of the corporation shall be adopted by its Board of Directors. The power to alter, amend or repeal the By-laws, or adopt new By-laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-laws.

     I THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day,

September  22,  1999.

                               /s/William Stocker
                                 William Stocker
                                 attorney at law
                                  Incorporator

--------------------------------------------------------------------------------
                                   EXHIBIT 3.2

                   ARTICLES OF AMENDMENT: NEVADA INCORPORATION
--------------------------------------------------------------------------------

                            ARTICLES OF INCORPORATION
                                       OF
                           BBB-HUNTOR ASSOCIATES, INC.


     First:     The  name  of  the  corporation  is: BBB-Huntor Associates, Inc.

     Second: Its principal place in the State of Nevada is located at 1000 East William Street, Suite 100, Carson City, Nevada 89701, that this corporation may maintain an office, or offices, in such other place within or without the State of Nevada as may be from time to time designated by the Board of Directors, or by the By-Laws of said corporation, and that this Corporation may conduct all Corporation business of every kind and nature, including the holding of all meetings of Directors and Stockholders, outside the State of Nevada as well as within the State of Nevada.

     Third:     The  objects for which this Corporation is formed are: To engage in  any  lawful  activity,  including,  but  not  limited  to  the  following:

     (A) Shall have such rights, privileges and powers as may be conferred upon corporations by any existing law.

     (B) May at any time exercise such rights, privileges and powers, when not inconsistent with the purposes and objects for which this corporation is organized.

     (C) Shall have power to have succession by its corporate name for the period limited in its certificate or articles of incorporation, and when no period is limited, perpetually, or until dissolved and its affairs wound up according to law.

     (D)     Shall  have power to sue and be sued in any court of law or equity.

     (E)     Shall  have  power  to  make  contracts.

     (F) Shall have power to hold, purchase and convey real and personal estate and to mortgage or lease any such real and personal estate with its franchises. The power to hold real and personal estate shall include the power to take the same by devise or bequest in the State of Nevada, or in any other state, territory or country.

     (G) Shall have power to appoint such officers and agents as the affairs of the corporation shall require, and to allow them suitable compensation.

     (H) Shall have power to make by-laws not inconsistent with the constitution or laws of the United States, or of the State of Nevada, for the management, regulation and government of its affairs and property, the transfer of its stock, the transactions of its business, and the calling and holding of meetings of its stockholders.

     (I) Shall have power to wind up and dissolve itself, or be wound up or dissolved.

     (J) Shall have power to adopt and use a common seal or stamp, and alter the same at pleasure. The use of a seal or stamp by the corporation on any corporate documents is not necessary. The corporation may use a seal or stamp, if its desires, but such use or nonuse shall not in any way affect the legality of the document.

     (K) Shall have power to borrow money and contract debts when necessary for the transaction of its business, or for the exercise of its corporate rights, privileges or franchises, or for any other lawful purpose of its incorporation; to issue bonds, promissory notes, bills of exchange, debentures, and other obligations and evidences of indebtedness, payable at a specified time or times, or payable upon the happening of a specified event or events, whether secured by mortgage, pledge or otherwise, or unsecured, for money borrowed, or in payment for property purchased, or acquired, or for any other lawful object.

     (L) Shall have power to guarantee, purchase, hold, sell, assign, transfer, mortgage, pledge or otherwise dispose of the shares of the capital stock of, or any bonds, securities or evidences of the indebtedness created by, any other corporation or corporations of the State of Nevada, or any other state or government, and, while owners of such stock, bonds, securities or evidences of indebtedness, to exercise all rights, powers and privileges of ownership, including the right to vote, if any.

     (M) Shall have power to purchase, hold, sell and transfer shares of its own capital stock, and use therefor its capital, capital surplus, surplus, or other property or fund.

     (N) Shall have power to conduct business, have one or more offices, and hold, purchase, mortgage and convey real and personal property in the State of Nevada, and in any of the several states, territories, possessions and dependencies of the United States, the District of Columbia, and any foreign countries.

     (O) Shall have power to do all and everything necessary and proper for the accomplishment of the objects enumerated in its certificate or articles of incorporation, or any amendment thereof, or necessary or incidental to the protection and benefit of the corporation, and, in general, to carry on any lawful business necessary or incidental to the attainment of the objects of the corporation, whether or not such business is similar in nature to the objects set forth in the certificate or articles of incorporation of the corporation, or any amendment thereof.

     (P) Shall have power to make donations for the public welfare or for charitable, scientific or educational purposes.

     (Q) Shall have power to enter into partnerships, general or limited, or joint ventures, in connection with any lawful activities.

     Fourth: That the total number of voting common stock authorized that may be issued by the Corporation is Two Million Five Hundred Thousand (2,500,000) shares of stock with $.01 nominal or par value and no other class of stock shall be authorized. Said shares with $.01 nominal or part value may be issued by the corporation from time to time for such consideration as may be fixed from time to time by the Board of Directors.

     Fifth: The governing board of this corporation shall be known as directors, and the number of directors may from time to time be increased or decreased in such manner as shall be provided by the By-Laws of this Corporation, providing that the number of directors shall not be reduced by less than one (1).

     The name and post office address of the first Board of Directors shall be one (1) number and listed as follows:

     NAME                                            POST  OFFICE  ADDRESS
Lewis  E.  Laughlin                     1000  East  William  Street,  Suite  100
                                        Carson  City,  Nevada  89701

     Sixth:     The capital stock, after the amount of the subscription price or par value, has been paid in, shall not be subject to assessment to pay the debts of the incorporation.

     Seventh:     The  name  and post office address of the Incorporator signing the  Articles  of  Incorporation  is  as  follows:

     NAME                                            POST  OFFICE  ADDRESS
Lewis  E.  Laughlin                     1000  East  William  Street,  Suite  100
                                        Carson  City,  Nevada  89701

     Eighth:     The  resident  agent  for  this  corporation  shall  be:

                            LAUGHLIN ASSOCIATES, INC.

The address of said agent, and, the principal or statutory address of this corporation in the State of Nevada, shall be:

                       1000 East William Street, Suite 100
                            Carson City, Nevada 89701

     Ninth:     The  corporation  is  to  have  perpetual  existence.

     Tenth:     In  furtherance and not in limitation of the powers conferred by statute,  the  Board  of  Directors  is  expressly  authorized:

     Subject to the By-Laws, if any, adopted by the Stockholders, to make, alter or amend the By-Laws of the Corporation.

     To fix the amount to be reserved as working capital over and above its capital stock paid, in; to authorize and cause to be executed, mortgages and liens upon the real and personal property of this Corporation.

     By resolution passed by a majority of the whole Board, to designate one (1) or more committees, each committee to consist of one or more of the Directors of the Corporation, which, to the extent provided in the resolution, or in the By-Laws of the Corporation, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the Corporation. Such committee, or committees, shall have such name, or names, as may be stated in the By-Laws of the Corporation, or as may be determined from time to time by resolution adopted by the Board of Directors.

     When and as authorized by the affirmative vote of the Stockholders holding stock entitling them to exercise at least a majority of the voting power given at a Stockholders meeting called for that purpose, or when authorized by the written consent of the holders of at least a majority of the voting stock issued and outstanding, the Board of Directors shall have power and authority at any meeting to sell, lease or exchange all of the property and assets of the Corporation, including its goodwill and its corporate franchises, upon such terms and conditions as its board of Directors deems expedient and for the best interests of the Corporation.

1 Eleventh: No shareholder shall be entitled as a matter of right to subscribe for or receive additional shares of any class of stock of the Corporation, whether now or hereafter authorized, or any bonds, debentures or securities convertible into stock, but such additional shares of stock or other securities convertible into stock may be issued or disposed of by the Board of Directors to such persons and on such terms as in its discretion it shall deem advisable.

     Twelfth: No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director of officers (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of this Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation on the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification.

     Thirteenth: This Corporation reserves the right to amend, alter, change or repeal any provision contained in the Articles of Incorporation, in the manner now or hereafter prescribed by statute, or by the Articles of Incorporation, and all rights conferred upon Stockholders herein are granted subject to this reservation.

     I, THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a Corporation pursuant to the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, accordingly here hereunto set my hand this 7th day of June, 1990.



                              /s/Lewis E. Laughlin
                                Lewis E. Laughlin


STATE  OF  NEVADA     )
                    )  SS:
CARSON  CITY          )

On this 7th day of June, 1990, in Carson City, Nevada, before me, the undersigned, a Notary Public in and for Carson City, State of Nevada, personally appeared:

                                Lewis E. Laughlin

Known to me to be the person whose name is subscribed to the foregoing document and acknowledged to me that he executed the same.


                                /s/Loree A Ratto
     Notary  Public     Lorree  A.  Ratto
     Notary  Public  -  Nevada
     Carson  City
     My  Appt.  Expires  Oct.  26,  1992

I, Laughlin Associates, Inc. hereby accept as Resident Agent for the previously named corporation.


6-7-90       /s/Sandra  Webb
Date            Sandra  Webb,  Sales/Service  Advisor

--------------------------------------------------------------------------------
                                   EXHIBIT 3.3

                                     BY-LAWS
--------------------------------------------------------------------------------

                                     BY-LAWS
                                       OF
                           BBB-HUNTOR ASSOCIATES, INC.
                              A NEVADA CORPORATION


                                    ARTICLE I
                                CORPORATE OFFICES


     The principal office of the corporation in the State of Nevada shall be located at 774 Mays Blvd. Suite 10, Incline Village NV 89451. The corporation may have such other offices, either within or without the State of incorporation as the board of directors may designate or as the business of the corporation may from time to time require.


                                   ARTICLE II
                             SHAREHOLDERS' MEETINGS

SECTION  1.  PLACE  OF  MEETINGS

     The directors may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting called by the directors. A waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place, either within or without the State unless otherwise prescribed by statute, as the place for holding such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation.

SECTION  2.  ANNUAL  MEETINGS

     The time and date for the annual meeting of the shareholders shall be set by the Board of Directors of the Corporation, at which time the shareholders shall elect a Board of Directors and transact any other proper business. Unless the Board of Directors shall determine otherwise, the annual meeting of the shareholders shall be held on the second Monday of March in each year, if not a holiday, at Ten o'clock A.M., at which time the shareholders shall elect a Board of Directors and transact any other proper business. If this date falls on a holiday, then the meeting shall be held on the following business day at the same hour.

SECTION  3.  SPECIAL  MEETINGS

     Special meetings of the shareholders may be called by the President, the Board of Directors, by the holders of at least ten percent of all the shares entitled to vote at the proposed special meeting, or such other person or persons as may be authorized in the Articles of Incorporation.

SECTION  4.  NOTICES  OF  MEETINGS

     Written or printed notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than sixty (60) days before the date of the meeting, either personally or by mail, by the direction of the president, or secretary, or the officer or persons calling the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.
Closing  of  Transfer  Books  or  Fixing  Record  Date.

     (a) For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case twenty (20) days. If the stock transfer books be closed for the purpose of determining stockholders entitled to notice or to vote at a meeting of stockholders, such books shall be closed for at least twenty
(20)  days  immediately  preceding  such  meeting.

     (b) In lieu of closing the stock transfer books, the directors may prescribe a day not more than sixty (60) days before the holding of any such meeting as the day as of which stockholders entitled to notice of the and to vote at such meeting must be determined. Only stockholders of record on that day are entitled to notice or to vote at such meeting

     (c) The directors may adopt a resolution prescribing a date upon which the stockholders of record are entitled to give written consent to actions in lieu of meeting. The date prescribed by the directors may not precede nor be more than ten (10) days after the date the resolution is adopted by directors.

SECTION  5.  VOTING  LIST.

     The officer or agent having charge of the stock transfer books for the shares of the corporation shall make, at least ten (10) days before each meeting of stockholders, a complete list of stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and number of shares held by each, which list, for a period of ten
(10) days prior to such meeting, shall be kept on file at the principal office of the corporation and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at the meeting of stockholders.

SECTION  6.  QUORUM.

     At any meeting of stockholders, a majority of fifty percent plus one vote, of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding shares are represented at a meeting, a majority of the outstanding shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

SECTION  7.  PROXIES.

     At all meetings of the stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. Such proxies may be deposited by electronic transmission.

SECTION  8.  VOTING.

     Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by-laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such shareholder. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of Nevada.

SECTION  9.  ORDER  OF  BUSINESS.

     The order of business at all meetings of the stockholders, shall be as follows:

     a.     Roll  Call.
     b.     Proof  of  notice  of  meeting  or  waiver  of  notice.
     c.     Reading  of  minutes  of  preceding  meeting.
     d.     Reports  of  Officers.
     e.     Reports  of  Committees.
     f.     Election  of  Directors.
     g.     Unfinished  Business.
     h.     New  Business.


SECTION  10.  INFORMAL  ACTION  BY  STOCKHOLDERS.

     Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the stockholders entitled to vote with respect to the subject matter thereof. Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by a Majority of all of the stockholders entitled to vote with respect to the subject matter thereof at any regular meeting called on notice, and if written notice to all shareholders is promptly given of all action so taken.

SECTION  11.  BOOKS  AND  RECORDS.

     The Books, Accounts, and Records of the corporation, except as may be otherwise required by the laws of the State of Nevada, may be kept outside of the State of Nevada, at such place or places as the Board of Directors may from time to time appoint. The Board of Directors shall determine whether and to what extent the accounts and the books of the corporation, or any of them, other than the stock ledgers, shall be open to the inspection of the stockholders, and no stockholder shall have any right to inspect any account or book or document of this Corporation, except as conferred by law or by resolution of the stockholders or directors. In the event such right of inspection is granted to the Stockholder(s) all fees associated with such inspection shall be the sole expense of the Stockholder(s) demanding the inspection. No book, account, or record of the Corporation may be inspected without the legal counsel and the accountants of the Corporation being present. The fees charged by legal counsel and accountants to attend such inspections shall be paid for by the Stockholder demanding the inspection.


                                   ARTICLE III
                               BOARD OF DIRECTORS

SECTION  1.  GENERAL  POWERS.

     The business and affairs of the corporation shall be managed by its board of directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the corporation, as they may deem proper, not inconsistent with these by-laws and the laws of this State.

SECTION  2.  NUMBER,  TENURE,  AND  QUALIFICATIONS.

     The number of directors of the corporation shall be a minimum of one (l) and a maximum of nine (7), or such other number as may be provided in the Articles of Incorporation, or amendment thereof. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

SECTION  3.  REGULAR  MEETINGS.

     A regular meeting of the directors, shall be held without other notice than this by-law immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time and place for holding of additional regular meetings without other notice than such resolution.

SECTION  4.  SPECIAL  MEETINGS.

     Special meetings of the directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

SECTION  5.  NOTICE.

     Notice of any special meeting shall be given at least one day previously thereto by written notice delivered personally, or by telegram or mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

SECTION  6.  QUORUM.

     At any meeting of the directors fifty (50) percent shall constitute a quorum for the transaction of business, but if less than said number is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

SECTION  7.  MANNER  OF  ACTING.

     The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the directors.

SECTION  8.  NEWLY  CREATED  DIRECTORSHIPS  AND  VACANCIES.

     Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of the majority of the directors then in office, although less than a quorum exists. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the stockholders. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

SECTION  9.  REMOVAL  OF  DIRECTORS.

     Any or all of the directors may be removed for cause by vote of the stockholders or by action of the board. Directors may be removed without cause only by vote of the stockholders.

SECTION  10.  RESIGNATION.

     A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

SECTION  11.  COMPENSATION.

     No compensation shall be paid to directors, as such, for their services, but by resolution of the board a fixed sum and expenses for actual attendance at each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

SECTION  12.  EXECUTIVE  AND  OTHER  COMMITTEES.

     The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of one (l) or more directors. Each such committee shall serve at the pleasure of the board.


                                   ARTICLE IV
                                    OFFICERS


SECTION  1.  NUMBER.

     The officers of the corporation shall be the president, a secretary and a treasurer, each of whom shall be elected by the directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors.

SECTION  2.  ELECTION  AND  TERM  OF  OFFICE.

     The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. In the event that no election of officers be held by the directors at that time, the existing officers shall be deemed to have been confirmed in office by the directors.

SECTION  3.  REMOVAL.

     Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgement the best interest of the corporation would be served thereby, but such removal shall be without prejudice to contract rights, if any, of the person so removed.

SECTION  4.  VACANCIES.

     A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the unexpired portion of the term.

SECTION  5.  PRESIDENT.

     The president shall be the principal executive officer of the corporation and, subject to the control of the directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the stockholders and of the directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the directors have authorized to be executed, except in cases where the directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president and such other duties as may be prescribed by the directors from time to time.

SECTION  6.  CHAIRMAN  OF  THE  BOARD.

     In the absence of the president or in the event of his death, inability or refusal to act, the chairman of the board of directors shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The chairman of the board of directors shall perform such other duties as from time to time may be assigned to him by the directors.

SECTION  7.  SECRETARY.

     The secretary shall keep the minutes of the stockholders' and of the directors' meetings in one or more books provided for that purpose, see that all notices are duly given in accordance with the provisions of these by-laws or as required, be custodian of the corporate records and of the seal of the corporation and keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder, have general charge of the stock transfer books of the corporation and in general perform all the duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the directors.

SECTION  8.  TREASURER.

     If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these by-laws and in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the directors.

SECTION  9.  SALARIES.

     The salaries of the officers shall be fixed from time to time by the directors and no officer shall be prevented from receiving such salary by reason of fact that he is also a director of the corporation.


                                    ARTICLE V
                      CONTRACTS, LOANS, CHECKS AND DEPOSITS

SECTION  1.  CONTRACTS.

     The directors may authorize any officer or officers, agent or agents to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.


SECTION  2.  LOANS.

     No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the directors. Such authority may be general or confined to specific instances.

SECTION  3.  CHECKS,  DRAFTS,  ETC.

     All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the directors.

SECTION  4.  DEPOSITS.

     All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the directors may select.


                                   ARTICLE VI
                                   FISCAL YEAR

     The fiscal year of the corporation shall begin on the 1st day of January in each year, or on such other day as the Board of Directors shall fix.


                                   ARTICLE VII
                                    DIVIDENDS

     The directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.

                                  ARTICLE VIII
                                      SEAL

     The directors may provide a corporate seal which shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words, "Corporate Seal".


                                   ARTICLE IX
                                WAIVER OF NOTICE

     Unless otherwise provided by law, whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these by-laws or under the provisions of the articles of incorporation, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


                                    ARTICLE X
                                   AMENDMENTS

     These by-laws may be altered, amended or repealed and new by-laws may be adopted in the same manner as their adoption, by the Board of Directors if so adopted; by a vote of the stockholders representing a majority of all the shares issued and outstanding, if so adopted or adopted by the Board of Directors; or, in any case, at any annual stockholders' meeting or at any special stockholders' meeting when the proposed amendment has been set out in the notice of such meeting.

                                  CERTIFICATION

     THE SECRETARY of the Corporation hereby certifies that the foregoing is a true and correct copy of the By-Laws of the Corporation named in the title thereto and that such By-Laws were duly adopted by the Board of Directors of said Corporation on the date set forth below.

EXECUTED,  AND  CORPORATE  SEAL  AFFIXED,  this  day  of  September  28,  1999.


                               /s/William Stocker
                                 William Stocker
                                    Secretary

--------------------------------------------------------------------------------
                                   EXHIBIT 3.4

                      ARTICLES OF INCORPORATION: SUBSIDIARY
--------------------------------------------------------------------------------

                            ARTICLES OF INCORPORATION
                                       OF
                                  HOMETEACH.COM



     ARTICLE  I.  The  name  of  the  Corporation  is  HOMETEACH.COM.

     ARTICLE II. Its principal office in the State of Nevada is 774 Mays Blvd. #10, Incline Village NV 89452. The initial resident agent for services of process at that address is N&R Ltd. Group, Inc.

     ARTICLE III. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

     ARTICLE IV. The corporation shall have authority to issue an aggregate of 100,000,000 shares of common voting equity stock of par value one mil ($0.001) per share, and no other class or classes of stock, for a total capitalization of $100,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

     ARTICLE V. No shareholder shall be entitled to any preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue, nor shall any shareholder possess cumulative voting rights at any shareholders meeting, for the purpose of electing Directors, or otherwise.

     ARTICLE VI. The name and address of the Incorporator of the corporation is William Stocker, Attorney at Law, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624, phone (949) 248-9561, fax (949) 248-1688. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than (7) persons. The Incorporator shall act as Sole Initial Director.

     ARTICLE VII. The Capital Stock, after the amount of the subscription price or par value, shall not be subject to assessment to pay the debts of the corporation, and no stock issued, as paid up, shall ever be assessable or assessed.

     ARTICLE VIII. The initial By-laws of the corporation shall be adopted by its Board of Directors. The power to alter, amend or repeal the By-laws, or adopt new By-laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-laws.

     I THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day,

March  1,  2000


                               /s/William Stocker
                                 William Stocker
                                 attorney at law
                                  Incorporator

--------------------------------------------------------------------------------
                                   EXHIBIT 3.5
                               NAME CHANGE: PARENT
--------------------------------------------------------------------------------

                     AMENDMENT TO ARTICLES OF INCORPORATION
                                       OF
                           BBB-HUNTOR ASSOCIATES, INC.

                (AFTER PAYMENT OF CAPITAL AND ISSUANCE OF STOCK)

WE THE UNDERSIGNED, Officers of BBB-HUNTOR ASSOCIATES, INC., ( the Corporation ) hereby certify:

     1. This Corporation was originally incorporated as BBB-Huntor Associates, Inc., in the State of Nevada, on July 2, 1990. The Corporation was re-incorporated in Nevada without change of management or equity on September 28, 1999 to re-activate it after a period of dormancy.

     2. The Board of Directors of the Corporation at a meeting of duly convened and held on May 22, 2000 adopted a resolution to amend the Articles of Incorporation as Originally filed and/or amended.


     The  former  Article  read:

     ARTICLE  ONE.  The  name  of the corporation is BBB-Huntor Associates, Inc.


     Article  One  is  superseded  and  replaced  as  follows:

     ARTICLE  ONE.  The  name  of  the  corporation  is  HomeTeach.com,  Inc.



     The number of shares of the Corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation is 10,000,000 of which 5,100,000, voted in favor; and the foregoing changes and amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.



/s/Kirt  W. James                  /s/Kirt W.James
   Kirt  W.  James                    Kirt  W.  James
   president                          secretary

--------------------------------------------------------------------------------
                                   EXHIBIT 3.6

                             NAME CHANGE: SUBSIDIARY
--------------------------------------------------------------------------------

                     AMENDMENT TO ARTICLES OF INCORPORATION
                                       OF
                               HOMETEACH.COM, INC.

                (AFTER PAYMENT OF CAPITAL AND ISSUANCE OF STOCK)

WE THE UNDERSIGNED, Officers of HOMETEACH.COM, INC., ( the Corporation ) hereby certify:

     1. This Corporation was originally incorporated as HomeTeach.com, Inc., in the State of Nevada, on March 2, 2000.

     2. The Board of Directors of the Corporation at a meeting of duly convened and held on May 22, 2000 adopted a resolution to amend the Articles of Incorporation as Originally filed and/or amended.


     The  former  Article  read:

     ARTICLE  ONE.  The  name  of  the  corporation  is  HomeTeach.com,  Inc.


     Article  One  is  superseded  and  replaced  as  follows:

     ARTICLE  ONE.  The  name  of  the  corporation  is  HomeTeach  Corporation.



     The number of shares of the Corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation is 3,457,750 of which 2,500,000, voted in favor; and the foregoing changes and amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.


/s/Jill  P.  Clark     /s/Jill  P.  Clark
   Jill  P.  Clark        Jill  P.  Clark
   president              secretary

--------------------------------------------------------------------------------
                                   EXHIBIT F-1
                          AUDITED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                               HOMETEACH.COM, INC.
                          (A Development Stage Company)
                        Consolidated Financial Statements
                             June 30, 2000 and 1999

                                    CONTENTS

Independent Auditors' Report                                                  46

Consolidated Balance Sheet                                                    47

Consolidated  Statements  of  Operations                                      48

Consolidated  Statements  of  Stockholders'  Equity                           49

Consolidated  Statements  of  Cash  Flows                                     50

Notes  to  the  Consolidated  Financial  Statements                           51

                          Independent Auditors' Report

To  the  Board  of  Directors
and  Stockholders  of
HomeTeach.com,  Inc.

We have audited the accompanying consolidated balance sheets of HomeTeach.com, Inc. (a development stage company) as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on July 2, 1990 through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeTeach.com, Inc. as of June 30, 2000 and 1999 and the results of its operations and cash flows for the years then ended and from inception on July 2, 1990 through June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has little operating capital, no revenues and is dependent on financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Chisholm  &  Associates
Chisholm  &  Associates
Salt  Lake  City,  Utah
August  30,  2000

                               HOMETEACH.COM, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                             June  30,
                                                        2000             1999
--------------------------------------------------------------------------------

ASSETS

Current  Assets
    Cash . . . . . . . . . . . . . . . . . . . . . $     62,750          $     0
    Prepaid  Expenses . . . . . . . . . . . . . . . . .  18,996                0
--------------------------------------------------------------------------------
    Total  Current  Assets . . . . . . . . . . . . . . . 81,746                0
--------------------------------------------------------------------------------
    Total  Assets . . . . . . . . . . . . . . . .  $     81,746          $     0
================================================================================

LIABILITIES  &  STOCKHOLDERS'  EQUITY

    Total  Liabilities . . . . . . . . . . . . . . $          0          $     0
--------------------------------------------------------------------------------
    Stockholders'  Equity

    Common  Stock, par value $.001;
    100,000,000 shares  authorized,
    13,547,750, and 10,000,000 shares issued
    and outstanding, respectively . . . . . . . . . . .  13,548           10,000
    Additional  Paid-In  Capital . . . . . . . . . . . . 92,346                0
    Deficit Accumulated During the Development Stage .  (24,148)        (10,000)
--------------------------------------------------------------------------------
    Total  Stockholders' Equity . . . . . . . . . . . .  81,746                0
--------------------------------------------------------------------------------
    Total Liabilities and Stockholders' Equity . . $     81,746          $     0
================================================================================

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                      Cumulative
                                            For  the  Years  Ended       Total
                                                    June  30,            Since
                                               2000          1999      Inception
--------------------------------------------------------------------------------
Revenue . . . . . . . . . . . . . . . . . . $         0  $        0   $        0
--------------------------------------------------------------------------------
Expenses
   General  &  Administrative . . . . . . . . .  14,148           0       14,148
   Amortization . . . . . . . . . . . . . . . . . . . 0           0       10,000
--------------------------------------------------------------------------------
Total  Expenses . . . . . . . . . . . . . . . .. 14,148           0       24,148
--------------------------------------------------------------------------------
Net  income  (loss) . . . . . . . . . . . . $   (14,148) $        0     (24,148)
================================================================================
Net  income  (loss)  per  share . . . . . . $     (.001) $        0   $   (.002)
================================================================================
Weighted  average
     Outstanding  shares . . . . . . . . . . 10,591,292  10,000,000   10,029,565
================================================================================

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity

                                                                 Deficit

Accumulated
                                             Additional
During  the
                                       Common  Stock        Paid-In  Development
                                    Shares      Amount      Capital     Stage
--------------------------------------------------------------------------------

Issuance of common shares for
organizational costs . . . . .  10,000,000  $     10,000     $       0  $      0

Net Loss for the year
ended June 30, 1991 . . . . . . . . . .  0             0             0     (997)
--------------------------------------------------------------------------------
Balance  June  30,  1991 . . .  10,000,000        10,000             0     (997)

Net loss for the years ended June 30,1992
     Through  June  30,  1999 . . . . .  0             0             0   (9,003)
--------------------------------------------------------------------------------
Balance June 30, 1999 . . . . . 10,000,000        10,000             0  (10,000)

Shares issued  in acquisition
at $.027 per share . . . . . . . 3,547,750         3,548        92,346         0

Net  loss for the year
ended June 30, 2000 . . . . . . . . . .  0             0             0  (14,148)
--------------------------------------------------------------------------------
Balance  June  30,  2000 . . .  13,547,750  $     13,548     $  92,346 $(24,148)
================================================================================

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                                                        From
                                                                      Inception
                                                                      on July 2,
                                             For the Year Ended        1990 to
                                                  June 30,             June 30,
                                             2000            1999        2000
--------------------------------------------------------------------------------

Cash  Flows  From  Operating  Activities:
Net  Loss . . . . . . . . . . . . . .  $     (14,148)     $      0   $  (24,148)
     Adjustment to reconcile net  loss to
     net cash used by operations:
     Amortization . . . . . . . . . . . . . . . .  0             0        10,000
     Increase/decrease in assets
     and liabilities . . . . . . . . . . . . . . . 0             0             0
     Prepaid  expenses . . . . . . . . . . . (10,000)            0      (10,000)
     Accounts  payable . . . . . . . . . . .  14,148             0        14,148
--------------------------------------------------------------------------------
Net  Cash  Flows  Used  in
   Operating  Activities . . . . . . . . . . (10,000)            0      (10,000)
--------------------------------------------------------------------------------
Cash Flows Used For Investing Activities
     Cash  acquired  in  acquisition . . . .  72,750            0         72,750
--------------------------------------------------------------------------------
Net Cash Flows Provided by
Investing  Activities . . . . . . . . . . . . 72,750            0         72,750
--------------------------------------------------------------------------------
Cash  Flows From Financing Activities . . . . . .  0            0              0

Increase  (Decrease)  in Cash . . . . . . . . 62,750            0         62,750

Cash-Beginning  of  Period . . . . . . . . . . . . 0            0              0
--------------------------------------------------------------------------------
Cash-End  of  Period . . . . . . . . .  $     62,750      $     0     $   62,750
================================================================================
Supplemental  Cash  Flow  Information:

Cash  Paid  for:
     Interest                           $          0      $     0     $        0
     Taxes                              $          0      $     0     $        0

   The accompanying notes are an integral part of these financial statements.

Non-Cash  Financing  Activities

     During the year ended June 30, 1991 the Company issued 10,000,000 shares of common stock in exchange for organizational costs valued at $10,000.

     On June 1, 2000 the Company exchanged 3,547,750 shares of its common stock for all of the outstanding shares of HomeTeach Corp. (formerly HomeTeach.Com, Inc.) valued at $95,894.

                               HOMETEACH.COM, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999

NOTE  1  -     SIGNIFICANT  ACCOUNTING  POLICIES

     a.  Organization

       HomeTeach.com, Inc. ("the Company"), formerly BBB-Huntor Associates, Inc., was incorporated in the State of Nevada on July 2, 1990. On June 1, 2000 the Company exchanged 3,547,750 shares of its common stock for all of the outstanding shares of HomeTeach Corporation (HTC), formerly HomeTeach.com, Inc. After the acquisition, HTC became a wholly owned subsidiary and the Company changed its name to HomeTeach.com, Inc. The Company intends to operate and authorize interactive Internet access for parents and caregivers who are homeschooling children from kindergarten through high school.

     b.  Accounting  Method

     The Company's financial statements are prepared using the accrual method of accounting.

     c.  Fiscal  Year

     The  Company  has  a  fiscal  year  end at June 30 for financial reporting.

     d.  Earnings  (Loss)  Per  Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                  Income  (loss)      Shares           Per-Share
                                   (Numerator)     (Denominator)         Amount
--------------------------------------------------------------------------------

 For the year ended June 30, 2000:
 Income (loss) from operations    $  (14,148)

 Basic  EPS
 Income  (loss)  to  common
 stockholders                     $  (14,148)        10,591,292      $    (.001)

 For the year ended June 30, 1999:
 Income (loss) from operations    $        0

 Basic EPS
 Income (loss) to common
 stockholders                        $     0         10,000,000     $     (.000)

 From  inception  on  July  2,  1990
 to  June  30,  2000:
 Income  (loss)  from  operations    $(24,148)

 Basic  EPS
 Income  (loss)  to  common
 stockholders                        $(24,148)      10,029,565      $     (.002)

                               HOMETEACH.COM, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999

NOTE  1  -     SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     e.  Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     f.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling $24,148 at June 30, 2000. Net operating loss carryforwards begin to expire in 2011. No tax benefit has been reported in the financial statements because the management believes there is a 50% or greater change the carryforward will expire unused.

     Deferred tax asset and the valuation account is as follows at June 30, 2000 and 1999:

     Deferred  tax  asset:                     2000               1999
                                         -------------     ----------------
        NOL  carrryforward               $       3,622        $       1,500
     Valuation  allowance                       (3,622)             (1,500)
---------------------------------------------------------------------------
     Total                              $            0        $           0
===========================================================================

     g.  Consolidation

     The Company's financial statements include the books of HomeTeach Corporation, a wholly owned subsidiary. All intercompany transactions have been eliminated. The Company uses the purchase method of accounting.

NOTE  2  -  GOING  CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenue.

NOTE  3  -  DEVELOPMENT  STAGE  COMPANY

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations.