Form 10QSB
period 2000-09-30
HOMETEACH COM INC
filed 2000-11-13
CIK 1099729

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

                    For the Quarter ended September 30, 2000

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

As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 13,547,750.


                                  INTRODUCTION

     This Corporation has advanced its fiscal year-end from December 31, 2000 to September 30, 2000. Accordingly, this report is for our first quarter, following the transition.

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit 00QF-1) for the three months ended September 30, 2000.

ITEM  2.  MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     We are engaged in submission of our common stock for quotation on the OTCBB. There have been no material operations commenced to date.

                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. Kirt W. James had resigned from our board shortly before our June 30, 2000 report, for personal health reasons. He rejoined our Board of Directors in October.

ITEM 6. REPORTS ON FORM 8-K. Form 8-K, filed about October 6, 2000, reporting the return of Mr. James to the Board.
                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT

    Exhibit 00QF-1: Un-Audited for the three months ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2000, has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                               HOMETEACH.COM, INC.

                      formerly, BBB-HUNTOR ASSOCIATES, INC.
Dated:  November 9,  2000
                                       by


/s/Kirt W. James          /s/Jill P. Clark
   Kirt  W.  James           Jill  P.  Clark
   president/director        secretary/director

--------------------------------------------------------------------------------
                                 EXHIBIT 00QF-1

                         UN-AUDITED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                               HOMETEACH.COM, INC.
                                 Balance Sheets
                          (A Development Stage Company)

                                                     September 30,    June 30,
                                                          2000        2000
ASSETS . . . . . . . . . . . . . . . . . . . . .      (unaudited)
-----------------------------------------------------------------------------

Current Assets
Cash . . . . . . . . . . . . . . . . . . . . . .  $          900   $  62,750
Prepaid Expenses . . . . . . . . . . . . . . . .  $       33,618   $  18,996
-----------------------------------------------------------------------------
Total Current Assets . . . . . . . . . . . . . .  $       34,518   $  81,746
-----------------------------------------------------------------------------
Total Assets . . . . . . . . . . . . . . . . . .  $       34,518   $  81,746
=============================================================================

LIABILITIES & STOCKHOLDERS' EQUITY


Total Liabilities. . . . . . . . . . . . . . . .  $            0   $       0
-----------------------------------------------------------------------------
Stockholders' Equity

Common Stock, par value $.001;
100,000,000 Shares authorized,
13,547,750 and 10,000,000 shares issued
and outstanding, respectively. . . . . . . . . .          13,548      13,548
Additional Paid-In Capital . . . . . . . . . . .          99,202      99,202
Deficit Accumulated During the Development Stage         (78,232)    (31,004)
-----------------------------------------------------------------------------
Total Stockholders' Equity . . . . . . . . . . .          34,518      81,746
-----------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity . . .  $       34,518   $  81,746
=============================================================================

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                      Consolidated Statements of Operations
                          (A Development Stage Company)

                                       From             From      Cumulative
                                   July 1, 2000     July 1, 1999    Total
                                   September 30,    September 30,   Since
                                        2000             1999    Inception
---------------------------------------------------------------------------
Revenue. . . . . . . . . . .  $        5,000   $            0  $     5,000

Expenses
General & Administrative . .          31,850                0       52,854
Legal Fees . . . . . . . . .          20,378                0       20,378
Amortization . . . . . . . .               0                0       10,000
---------------------------------------------------------------------------
Total Expenses . . . . . . .          52,228                0       83,232
---------------------------------------------------------------------------
Net Income (Loss). . . . . .        ($47,228)  $            0     ($78,232)
===========================================================================
Net Income (Loss) per share.       ($  0.003)  $            0     ($ 0.008)
===========================================================================
Weighted average
Outstanding shares . . . . .      13,547,750       10,000,000   10,193,080
===========================================================================

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                        Consolidated Stockholders' Equity
                          (A Development Stage Company)
                                   (Unaudited)

                                                                                             Deficit
                                                                                           Accumulated
                                                                            Additional      During the
                                                        Common Stock          Paid-In      Development
                                                    Shares        Amount       Capital        Stage
--------------------------------------------------------------------------------------------------------
Issuance of comon shares for organizational costs.    10,000,000  $    10,000  $          0   $       0

Net Loss for the year ended June 30, 1991. . . . .             0            0             0        (977)
--------------------------------------------------------------------------------------------------------
Balance June 30, 1991. . . . . . . . . . . . . . .    10,000,000       10,000             0        (977)
--------------------------------------------------------------------------------------------------------
Net Loss for the years ended June 30, 1992
Through June 30, 1999. . . . . . . . . . . . . . .             0            0             0      (9,003)
--------------------------------------------------------------------------------------------------------
Balance June 30, 1999. . . . . . . . . . . . . . .    10,000,000       10,000             0     (10,000)

Shares issued in acquisition at $.027 per share. .     3,547,750        3,548        99,202           0

Net loss for the year ended June 30, 2000. . . . .             0            0             0     (21,004)
--------------------------------------------------------------------------------------------------------
Balance June 30, 2000. . . . . . . . . . . . . . .    13,547,750       13,548        99,202     (31,004)

Net Loss for the Quarter ending September 30, 2000             0            0             0     (47,228)
--------------------------------------------------------------------------------------------------------
Balance September 30, 2000 . . . . . . . . . . . .    13,547,750  $    13,548  $     99,202    ($78,232)

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                      Consolidated Statements of Cash Flows
                          (A Development Stage Company)

                                                        From
                                              Inception on
                                              For the Quarter Ending    July 2, 1999 to
                                              September 30, 2000        September
                                                                 2000               1999   30, 2000
Cash Flows from Operating Activities
Net Loss . . . . . . . . . . . . . . . . . .                 ($47,228)  $              0   ($78,232)
Adjustment to reconcile net loss to net cash
used by operations:
Amortization . . . . . . . . . . . . . . . .                        0                  0     10,000
Increase/decrease in assets & liabilities. .                        0                  0          0
Change in Prepaid Expenses . . . . . . . . .                  (14,622)                 0     (3,618)
Accounts Payable . . . . . . . . . . . . . .                        0                  0          0
----------------------------------------------------------------------------------------------------
Net Cash Flow Used in Operating Activities .                  (61,850)                 0    (71,850)
----------------------------------------------------------------------------------------------------
Increase (Decrease) in cash. . . . . . . . .                  (61,850)                 0    (71,850)

Cash Flows Used For Investing Activities
Cash acquired in acquisition . . . . . . . .                        0                  0     72,750

Cash as beginning of period. . . . . . . . .                   62,750                  0          0
----------------------------------------------------------------------------------------------------
Cash at End of Period. . . . . . . . . . . .  $                   900   $              0  $     900
====================================================================================================

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
     for December 31, 1999 and the periods ended September 30, 1999 and 2000

NOTES  TO  FINANCIAL  STATEMENTS

HomeTeach.com, Inc. ("the Company") (formerly BBB Huntor Associates, Inc), has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Financial Statements for the Fiscal year ended December 31, 1999.

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