Form 10QSB
period 2000-12-31
HOMETEACH COM INC
filed 2001-01-17
CIK 1099729

--------------------------------------------------------------------------------
                                  Kirt W. James
                                    PRESIDENT
                               Hometeach.com, Inc.
                           24843 Del Prado, Suite #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 300
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter ended December 31, 2000


                        COMMISSION FILE NUMBER:  0-30470


                               HOMETEACH.COM, INC.

                      formerly, BBB-HUNTOR ASSOCIATES, INC.

Nevada                                                                91-2006973
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

Suite  318,  24843  Del  Prado  Dana  Point,  CA                           92629
(Address of principal executive offices)                              (Zip Code)

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

As of December 31, 2000, the number of shares outstanding of the Registrant's Common Stock was 13,547,750.

                                  INTRODUCTION

     This Corporation has advanced its fiscal year-end from December 31, 2000 to June 30, 2000. Accordingly, this report is for our second quarter, following the transition.

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit 00QF-2) for the three months and six months ended December 31, 2000.
Financial  Statements  are  elaborated  in  Item  2.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. We are engaged in submission of our common stock for quotation on the OTCBB. There have been minimal operations commenced to date.

(A) HISTORICAL INFORMATION. This Corporation was duly incorporated in Nevada as BBB-Huntor Associates, Inc. ("BBB") on or about July 2, 1990 for the purpose of engaging in any lawful business activity. It was specifically organized for the purpose and plan to establish a multi-level down-line sales organization out of Huntor Heritage Corporation. In 1990, we made our original issuance of 10,000,000 founders shares of common stock for organizational services, and advances, at par value, to eleven founders. Shortly before launching its operations, Huntor Heritage Corporation failed and went completely out of business. We had ordered certain inventory for which we accrued an obligation to pay Huntor Heritage Corporation, but upon the dissolution of that supplier, our inventory became worthless, and we charged off our accrued liability. On September 28, 1999, after a period of dormancy, we renewed our incorporation in Nevada, without change of management or equity, to re-activate it after a period of dormancy. For the purpose of organizing a new business. We have one class of common stock and no other class or classes of equity or debt securities.

(B) THE DIRECT ACQUISITION. By that certain Plan of Reorganization and Acquisition dated June 1, 2000, this corporation, BBB-Huntor Associates, Inc. ("BBB") acquired HomeTeach.com, Inc. ("HTC") together with all its assets, businesses and capital stock, as a wholly-owned subsidiary of BBB, for stock. Immediately before the acquisition, the Capital of BBB consisted of 100,000,000 shares of common voting stock of $.001 par value authorized, of which 10,000,000 shares were issued and outstanding; and the Capital of HTC consisted of 100,000,000 shares of common voting stock of $.001 par value authorized, of which 3,547,750 shares were issued and outstanding. We issued 3,547,750 shares, share for share, in exchange for the existing shares of HTC; such that, immediately following the acquisition, HTC was owned 100% by BBB, and BBB had 13,547,750 shares issued and outstanding. BBB then changed its name to HomeTeach.com, Inc., and the acquired subsidiary was renamed HomeTeach Corporation. Kirt W. James, previously sole director, was joined on our board of directors by Jill P. Clark, formerly sole director of HTC.

(C) OUR BUSINESS. HomeTeach.com, Inc. ("HTC")(now renamed HomeTeach Corporation) was incorporated in the state of Nevada on February 23, 2000. It will operate an authorized, interactive Internet access for parents and care-givers who are home-schooling children from kindergarten through high school. We are prepared to support home-schooling in all of the recognized styles including, but not limited to: Charlotte Mason, Un-schooling, Christian-based, Waldorf, Montessori, Unit Studies, Frugal Home-schooling, and Home-schooling children with special needs. Through our web site (www.bizland.hometeach.com)(site in development), home-schoolers will be able to receive advice, purchase supplies, receive state supplied materials and curriculum and chat with other home-schoolers. Subscribers will be able to go online to: order supplies from the leading art, science, book and software companies with whom HomeTeach.com, Inc. has established distributorship agreements to supply home-schoolers with the best available educational materials; order supplies which are provided at no charge by school districts, educational material manufacturers and publishers and the Federal Government; consult with the experts. Home-schooling s most respected proponents are available to advise and inspire the home-school teacher. These experts have home-schooled their children (many have home-schooled their grandchildren) and have also provided the home-schooling community with invaluable information and guidance. There have been only minimal operations commenced to date.

     First, our principal operating officer was temporarily unavailable during 2000 by reason of a third pregnancy and the birth of a third child. Second, we do not enjoy sufficient working capital to launch operations successfully.

(D) FINANCING PLANS. It is difficult to foresee accurately the amount of funding that may be required after the next twelve months. We did not anticipate any further capital formation before July 1, 2001; however, that forecast has proved unduly optimistic.The expenses of our auditing and registration of our common stock pursuant to the 1934 Exchange Act have consumed more time and cost than anticipated. We do require funding to make our site known and to survive until revenues develop. We may resort to conventional loan financing short-term, until a further bridge or private placement can be facilitated. We would need about $75,000 to promote the site and operate until revenues could meet expenses.

(E) GOVERNMENT REGULATION. Our web site is authorized by the states of California and Texas for course assignments progress testing and grade advancement. We anticipate becoming accredited in all 50 states within 6 months, assuming adequate capital can be obtained to complete this process.

(F) COMPETITION. With the growth of the internet, the field of hometeaching is becoming competitive and such competition may be expected to intensify over time. We believe that the market for such services is also growing.

(G)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions.

(H)  EMPLOYEES.  We  have  two  officers  and  no  other employees at this time.

(I)  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      We first summarize our balance sheet for the years ended 2000 and 1999 as follows:


Balance Sheet June 30.     2000   1999
--------------------------------------
Cash . . . . . . . . .  $62,750  $   0
Prepaid Expenses  (1).   18,996      0
Total Assets . . . . .   81,746      0
Total Liabilities. . .        0      0


          (1) Our prepaid expenses consist of advance retainers for legal and professional services.


     (B) Our Balance sheet for the six months ended December 31, 2000, shows the following changes from June 30, 2000:

             The Remainder of this Page is Intentionally left Blank

------------------------------------------------
Balance Sheet: . . . . .     December 31   June 30
Selected Information . .         2000      2000
------------------------------------------------
Cash . . . . . . . . . .          878    62,750
Prepaid Expenses . . . .        9,498    18,996
Current Assets . . . . .       10,376    81,746
================================================
Total Assets . . . . . .       10,376    81,746
================================================
Accounts Payable . . . .            0         0
Total Liabilities. . . .            0         0
================================================
Common Stock . . . . . .       13,548    13,548
Paid-in Capital. . . . .       92,346    92,346
Accumulated Deficit. . .      (95,518)  (24,148)
Total Equity . . . . . .       10,376    81,746
================================================
Total Liabilities/Equity       10,376    81,746
------------------------------------------------


     (C) Our Operations to date have resulted in only minimal revenues, for the three and six months ended December 31, 2000:

                                                                                     Inception
                                                                                      7/29/90
                                                                                          To
Operations. . . . .             .  Three Months to 12/31       Six Months to 12/31    12/31/00
Second Quarter
                                   2000             1999        2000         1999        2000
----------------------------------------------------------------------------------------------
Revenues: . . . . . .                 0                0       5,000            0       5,000
Total Expenses. . . .            (4,801)               0     (76,370)           0     (90,518)
---------------------  -----------------  --------------  -----------  ----------  -----------
Amortization. . . . .                 0                0           0            0     (10,000)
Net (Loss). . . . . .            (4,801)               0     (71,370)           0     (95,518)
Net (Loss) Per Share.             (.005)               0       (.007)           0       (.009)
=====================  =================  ==============  ===========  ==========  ===========
Weighted Average. . .        10,268,940       10,000,000  10,268,940   10,000,000  10,268,940
Shares Outstanding



     We had minimal revenues during the summer academic quarter in year 2000. Our expenses for the six months have been almost entirely due to legal and professional expenses in connection with our audit and 1934 Act Registration of our common stock.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None.

ITEM  2.  CHANGE  IN  SECURITIES.  None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None.

ITEM 5. OTHER INFORMATION. Kirt W. James had resigned from our board shortly before our June 30, 2000 report, for personal health reasons. He rejoined our Board of Directors in October, of 2000.

ITEM 6. REPORTS ON FORM 8-K. Form 8-K, filed about October 6, 2000, reporting the return of Mr. James to the Board.


                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT

     Exhibit 00QF-1: Un-Audited for the three months and six months ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended December 31, 2000, has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                               HOMETEACH.COM, INC.

                      formerly, BBB-HUNTOR ASSOCIATES, INC.

Dated:  January  12,  2001
                                       by


/s/Kirt W. James          /s/Jill P. Clark
   Kirt  W.  James           Jill  P.  Clark
   president/director        secretary/director

--------------------------------------------------------------------------------
                                 EXHIBIT 00QF-2
                         UN-AUDITED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------

                               HOMETEACH.COM, INC.
                            BALANCE SHEET (UNAUDITED)
                   For the fiscal year ended December 31, 2000
                       And the period ended June 30, 2000

                                                        December 31,    June 30,
                                                           2000          2000
                                                        (Unaudited)
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $         878   $  62,750
Prepaid Expenses . . . . . . . . . . . . . . . . . . .          9,498      18,996
                                                        --------------------------
Total Current Assets . . . . . . . . . . . . . . . . .         10,376      81,746
                                                        --------------------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $      10,376   $  81,746
                                                        ==========================

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $           0   $       0

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 13,547,750 shares .         13,548      13,548
Additional paid-in capital . . . . . . . . . . . . . .         92,346      92,346
Accumulated Surplus (Deficit). . . . . . . . . . . . .        (95,518)    (24,148)
                                                        --------------------------
Total Stockholders' Equity . . . . . . . . . . . . . .         10,376      81,746
                                                        --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $      10,376   $  81,746
                                                        ==========================

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                           December 31, 1999 and 2000

                                                                                                 From
                                                                                             Inception on
                                From October    From October     From July       From July      July 2,
                                 1, 2000 to      1, 1999 to      1, 2000 to     1, 1999 to    1990 through
                                December 31,  .  December 31,    December 31,   December 31,  December 31,
                                    2000            1999           2000            1999          2000
-----------------------------------------------------------------------------------------------------
Revenues. . . . . . . . .              0               0  $       5,000               0  $     5,000
-----------------------------------------------------------------------------------------------------
Net Loss from Operations.          4,801               0         76,370               0       90,518
Amortization. . . . . . .              0               0              0               0       10,000

Net Income (Loss) . . . .        ($4,801)  $           0       ($71,370)  $           0     ($95,518)
=====================================================================================================
Loss per Share. . . . . .  $    (0.00047)  $           0  $    (0.00695)  $           0  $  (0.00930)
=====================================================================================================
Weighted Average
Shares Outstanding. . . .     10,268,940      10,000,000     10,268,940      10,000,000   10,268,940
=====================================================================================================

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                   STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
       For the period from inception (July 2, 1990) through June 30, 1991
             For the years ended June 30, 1992 through June 30, 2000
                     And the period ended December 31, 2000

                                    Common Stock          Additional    Accumulated        Total Stock-
                               Number of       Par          Paid-In       Surplus         holders' Equity
                                Shares        Value         Capital       (Deficit)          (Deficit)
---------------------------------------------------------------------------------------------------------
Inception (July 2, 1990). . .             0  $         0  $          0  $           0   $               0

Inception through June
30, 1991: Stock issued for
cash and services . . . . . .    10,000,000       10,000             0              0                   0

Net Loss for the year ended
   June 30, 1991. . . . . . .             0            0             0           (997)              9,003

Net loss for the years ended
   June 30, 1992 through
   June 30, 1999. . . . . . .             0            0             0         (9,003)                  0
                               ------------  -----------  ------------  --------------  -----------------
Balances, June 30, 1999 . . .    10,000,000       10,000             0        (10,000)                  0

Stock issued in acquisition
     of HomeTeach.com . . . .     3,547,750        3,548        92,346              0                   0

Loss during the period
     ended June 30, 2000. . .             0            0             0        (14,148)                  0
                               ------------  -----------  ------------  --------------  -----------------
Balances, June 30, 2000 . . .    13,547,750       13,548        92,346        (24,148)             81,746

Loss during the period
     ended December 31, 2000.             0            0             0        (71,370)                  0
                               ------------  -----------  ------------  --------------  -----------------
Balances, December 31, 2000 .    13,547,750       13,548        92,346        (95,518)             10,376
                               ============  ===========  ============  ==============  =================

The  accompanying  notes  are  an  integral  part of these financial statements.

                               HOMETEACH.COM, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                             From
                                                                         Inception on
                                             From July     From July        July 2,
                                            1, 2000 to.   1, 1999 to     1990 through
                                           December 31,.  December 31,    December 31,
                                              2000           1999             2000
--------------------------------------------------------------------------------------
Operating Activities

Net Income (Loss) . . . . . . . . . .       ($71,370)  $           0   ($95,518)
Adjustment to reconcile net loss to
net cash used by operations
Amortization. . . . . . . . . . . . .              0               0     10,000
Prepaid expenses. . . . . . . . . . .          9,498               0       (502)
Accounts payable. . . . . . . . . . .              0               0     14,148
--------------------------------------------------------------------------------
Net Cash from Operations. . . . . . .        (61,872)              0    (71,872)

Cash flows from investing activities.              0               0     72,750
--------------------------------------------------------------------------------
Cash Increase (Decrease). . . . . . .        (61,872)              0        878

Beginning Cash. . . . . . . . . . . .         62,750               0          0

Cash as of Statement Date . . . . . .  $         878   $           0  $     878
================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements.

                               HOMETEACH.COM, INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                for the periods ended December 31, 1999 and 2000

NOTES  TO  FINANCIAL  STATEMENTS

HomeTeach.com, Inc. ("the Company") (formerly BBB Huntor Associates, Inc.), has elected to omit substantially all footnotes to the financial statements for the six months ended December 31, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Financial Statements for the Fiscal year ended June 30, 2000.

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