Form 10QSB
period 2001-03-31
HOMETEACH COM INC
filed 2001-05-10
CIK 1099729

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


                 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter ended March 31, 2001


                        COMMISSION FILE NUMBER:  0-30470


                               HOMETEACH.COM, INC.

Nevada                                                                91-2006973
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

24843  Del  Prado  Dana  Point,  Suite  318,  CA                           92629
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (949)  248-1765


As of March 31, 2001, 13,547,750 shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

          The  remainder  of  this  page  left  intentionally  blank

                               HOMETEACH.COM, INC.
                                  BALANCE SHEET
                       For the period ended March 31, 2001
                   And for the fiscal year ended June 30, 2000

                                                          March 31,    June 30,
                                                            2001         2000
                                                        (Unaudited)
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $      856   $  62,750
Prepaid Expenses . . . . . . . . . . . . . . . . . . .       9,498      18,996
                                                        -----------  ----------
Total Current Assets . . . . . . . . . . . . . . . . .      10,354      81,746
                                                        -----------  ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $   10,354   $  81,746
                                                        ===========  ==========
LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $    4,688   $       0
                                                        -----------  ----------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .       4,688           0
                                                        -----------  ----------
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 13,547,750 shares .      13,548      13,548
Additional paid-in capital . . . . . . . . . . . . . .      99,202      99,202
Accumulated Surplus (Deficit). . . . . . . . . . . . .    (107,084)    (31,004)
                                                        -----------  ----------
Total Stockholders' Equity . . . . . . . . . . . . . .       5,666      81,746
                                                        -----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $   10,354   $  81,746
                                                        ===========  ==========

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                             March 31, 2000 and 2001

                                                                                           From
                                                                                        Inception on
                             From January    From January   From July      From July      July 2,
                              1, 2001 to.    1, 1999 to    1, 2000 to     1, 1999 to    1990 through
                               March 31,      March 31,     March 31,      March 31,     March 31,
                                  2001           2000         2001            2000         2001
                           --------------  -------------  ------------  -------------  ------------
Revenues. . . . . . . . .  $           0   $           0  $     5,000   $           0  $     5,000
                           --------------  -------------  ------------  -------------  ------------
Net Loss from Operations.          4,710               0       81,080               0      102,084
Amortization. . . . . . .              0               0            0               0       10,000
Net Income (Loss) . . . .        ($4,710)  $           0     ($76,080)  $           0    ($107,084)
                           ==============  =============  ============  =============  ============
Loss per Share. . . . . .  $    (0.00035)  $           0  $  (0.00562)  $           0  $  (0.01021)
                           ==============  =============  ============  =============  ============
Weighted Average
    Shares Outstanding. .     13,547,750      10,268,940   13,547,750      10,238,570   10,485,045
                           ==============  =============  ============  =============  ============

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
       For the period from inception (July 2, 1990) through June 30, 1991,
             For the years ended June 30, 1992 through June 30, 2000
                       And the period ended March 31, 2001

                                      Common Stock       Additional      Accumulated        Total Stock-
                               Number of     Par          Paid-In          Surplus         holders' Equity
                               Shares        Value        Capital         (Deficit)           (Deficit)
                               ------------  -----------  ------------  --------------  -----------------
Inception (July 2, 1990). . .             0  $         0  $          0  $           0   $               0
Inception through June
30, 1991: Stock issued for
cash and services . . . . . .    10,000,000       10,000             0              0                   0
Net Loss for the year ended
   June 30, 1991. . . . . . .             0            0             0           (997)              9,003
Net loss for the years ended
   June 30, 1992 through
   June 30, 1999. . . . . . .             0            0             0         (9,003)                  0
Balances, June 30, 1999 . . .    10,000,000       10,000             0        (10,000)                  0
Stock issued in acquisition
     of HomeTeach.com . . . .     3,547,750        3,548        99,202              0                   0
Loss during the period
     ended June 30, 2000. . .             0            0             0        (21,004)                  0
                               ------------  -----------  ------------  --------------  -----------------
Balances, June 30, 2000 . . .    13,547,750       13,548        99,202        (31,004)             81,746
Loss during the period
     ended March 31, 2001 . .             0            0             0        (76,080)                  0
                               ------------  -----------  ------------  --------------  -----------------
Balances, March 31, 2001. . .    13,547,750       13,548        99,202       (107,084)              5,666
                               ============  ===========  ============  ==============  =================

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                             March 31, 2000 and 2001

                                                                          From
                                                                      Inception on
                                        From July       From July        July 2,
                                       1, 2000 to .    1, 1999 to     1990 through
                                         March 31,.     March 31,       March 31,
                                           2001           2001            2001
                                      --------------  -------------  -----------
Operating Activities
Net Income (Loss). . . . . . . . . .       ($76,080)  $           0   ($107,084)
Adjustment to reconcile net loss to
net cash used by operations
Amortization . . . . . . . . . . . .              0               0      10,000
Prepaid expenses . . . . . . . . . .          9,498               0      20,502
Accounts payable . . . . . . . . . .          4,688               0       4,688
                                      --------------  -------------  -----------
Net Cash from Operations . . . . . .        (61,894)              0     (71,894)
Cash acquired in acquisition . . . .              0               0      72,750
                                      --------------  -------------  -----------
Cash Increase (Decrease) . . . . . .        (61,894)              0         856
Beginning Cash . . . . . . . . . . .         62,750               0           0
Cash as of Statement Date. . . . . .  $         856   $           0  $      856
                                      ==============  =============  ===========

   The accompanying notes are an integral part of these financial statements.

                               HOMETEACH.COM, INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                  for the periods ended March 31, 2000 and 2001

NOTES  TO  FINANCIAL  STATEMENTS

HomeTeach.com, Inc. ("the Company") (formerly BBB Huntor Associates, Inc.), has elected to omit substantially all footnotes to the financial statements for the period ended March 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Financial Statements for the Fiscal year ended June 30, 2000.

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

        ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. For the near term, twelve months, we continue to seek business opportunities. We have enjoyed no revenues since our inception and are financially dependent on our shareholders, who have financed our existence to date. Management believes that our shareholders will continue to provide the finances we may require, without the need of additional capital.

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (3)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (A) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had only minimal revenues, expenses or activity since our inception except for our Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934.


                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2001, has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                               HOMETEACH.COM, INC.

Dated:  May  9,  2001



/s/Kirt W. James              /s/Jill P. Clark
   Kirt  W.  James               Jill  P.  Clark
   president/director            secretary/director

